Form 10KSB
period 2000-12-31
PENN MAR BANCSHARES INC
filed 2001-05-08
CIK 1098683

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

                       Commission File Number 333-51838


                           PENN MAR BANCSHARES, INC.
                           -------------------------
                (Name of small business issuer in its charter)

         Maryland                                              52-2196765
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                135 East Main Street, Westminster, Maryland       21157
                -------------------------------------------       -----
               (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: 410-848-3330

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $42,328.

         There was no common equity held by non-affiliates as of April 30, 2001. The issuer's initial public offering was ongoing as of April 30, 2001.

         The number of shares outstanding of the issuer's Common Stock was 91,346 as of April 30, 2001.

         Transitional Small Business Disclosure Format (check one):

                                   Yes __    No X
                                               ---

                                    PART I

Item 1.  Description of Business

General

         Penn Mar Bancshares, Inc. was incorporated under the laws of the State of Maryland on October 7, 1999, primarily to serve as a bank holding company for a proposed Maryland State chartered commercial bank to be named Penn Mar Community Bank. On February 7, 2001, Penn Mar Bancshares, Inc. commenced an initial public offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of its common stock at an offering price of $10.00 per share. The offering is ongoing as of the date of this annual report.

         Penn Mar Bancshares, Inc. expects to file an application to become a bank holding company with the Federal Reserve Board after receiving preliminary approval from the Maryland Commissioner of Financial Regulation. We know of no reason why the approval from the Federal Reserve Board or the Maryland Commissioner of Financial Regulation would not be received, but we cannot predict when such approval will be received, or if the Federal Reserve Board or the Maryland Commissioner of Financial Regulation will impose any conditions on its approval.

         On December 13, 1999, Penn Mar Community Bank filed an application to organize as a Maryland state-chartered commercial bank with the Maryland Commissioner of Financial Regulation (the "Commissioner"). Although it is anticipated that the Commissioner will approve the application, we cannot predict such approval will be received. On March 29, 2001, Penn Mar Community Bank filed an application for deposit insurance with the Federal Deposit Insurance Corporation ("FDIC"). Although it is anticipated that the FDIC will approve the application, we cannot predict when such approval will be received or if the FDIC will impose any conditions on its approval.

         Neither Penn Mar Bancshares, Inc. nor Penn Mar Community Bank has commenced active business operations and neither will do so unless Penn Mar Bancshares, Inc. sells at least 900,000 shares in the public offering and receives approval from the Federal Reserve Board to become a bank holding company and Penn Mar Community Bank meets the conditions of the Commissioner to commence the business of banking and of the FDIC to receive deposit insurance. Although no assurances can be given, assuming the satisfaction of the foregoing conditions, we anticipate that in the second or third quarter of 2001, Penn Mar Community Bank will open for business with its main office in Westminster, Maryland. Penn Mar Community Bank will accept checking and savings deposits and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

         As a bank holding company, with the prior approval of the Federal Reserve Board, Penn Mar Bancshares, Inc. may engage in non-banking activities closely related to the business of banking. For example, with such approval, Penn Mar Bancshares, Inc. could make and service loans through a consumer finance subsidiary, or provide other types of commercial financing. Further, the Federal Reserve Board allows bank holding companies to give investment or financial advice, lease personal or real property, provide data processing and courier services, or invest in small business investment companies, among other permissible activities.

         As a bank holding company, Penn Mar Bancshares, Inc. also may elect to become a financial holding company, subject to regulatory discretion. As a financial holding company, Penn Mar Bancshares, Inc. could engage in a number of activities that are financial in nature or incidental or complementary thereto, as determined by the Federal Reserve Board. In particular, Penn Mar Bancshares, Inc. could, among other powers, conduct all of the activities previously deemed permissible for a bank holding company, as well as, by way of example, insurance underwriting, investment advisory services, merchant banking and underwriting and dealing or making a market in securities. At this time, Penn Mar Bancshares, Inc. does not intend to become a financial holding company.

Marketing Focus

         Significant changes have occurred in the banking industry as a whole. More importantly in northern Maryland (Carroll and Frederick counties) and south central Pennsylvania (Adams and York Counties), these changes have severely limited the choices that small businesses and consumers can make pertaining to their banking relationship. The consolidations that have occurred in our area have led to fewer, much larger banking institutions that tend to focus on large corporate customers, standardized and generic loan and deposit products and other "fee yielding" services. These organizations also deliver their products in a much less personalized manner that in most cases does little to service the typical small and medium size business customer as well as the individual customer.

         It is our belief that the markets referred to above deserve extremely personalized and high quality banking relationships. It is the focus and determination of the management of Penn Mar Bancshares, Inc. to bring this high quality service back to our area to give our potential customers the type of banking relationship they deserve.

         Penn Mar Community Bank will be a locally owned, locally managed commercial bank that will meet the financial needs of a targeted population. Specifically, we will target our commercial and industrial banking services to small and mid-sized businesses and will target our retail banking services to the owners of these businesses and their employees and to business professionals.

         We will seek to distinguish ourselves by

         .     Offering highly personalized services to our customers.

         . Maximizing convenience for our customers by combining technology with relationship banking.

         .     Instituting a system whereby loan decisions can be made quickly.

         Quick decision making and listening to our customer's individual needs are the foundation of Penn Mar Community Bank's business development strategies. Initially, we will build our customer base from stockholders, officers and directors. We also expect to capitalize upon the extensive business and personal contacts and relationships of our officers and directors. To introduce new customers to Penn Mar Community Bank, we will aggressively market ourselves to business owners and professionals and their organizations.

Market Area and Facilities

        Penn Mar Community Bank's headquarters will be located in Westminster, Maryland. From this location, we intend to serve Carroll, Frederick, and Howard Counties as well as a portion of Adams and York Counties in Southern Pennsylvania. If Penn Mar Bancshares, Inc. raises at least $7,000,000 in the public offering, Penn Mar Community Bank will open a branch office in Frederick, Maryland from which it will serve Western Maryland as well as portions of Southern Pennsylvania.

         Westminster, Maryland

         On May 16, 2000, Penn Mar Bancshares, Inc. entered into a contract to purchase 1.73 acres of land in Westminster, Maryland, upon which the main branch of Penn Mar Community Bank is to be built. The purchase price for the property was $391,500. Penn Mar Bancshares, Inc. paid a deposit of $39,150. Subsequently, Penn Mar Bancshares, Inc. assigned its rights in the purchase contract to 309 Woodward, LLC, a company owned by five of the directors of Penn Mar Bancshares, Inc. 309 Woodward, LLC has obtained a construction/permanent loan for this facility, pursuant to which the property is subject to a deed of trust in favor of 309 Woodward, LLC's lender.

         On August 15, 2000, 309 Woodward, LLC signed a construction contract for the design and construction of a new 4,500 square foot bank building. The initial price of the construction contract is $726,375. As of December 31, 2000, Penn Mar Bancshares, Inc. was waiting to receive permits required to begin construction on this site.

         In order to obtain the building permits, Penn Mar Bancshares, Inc. advanced $53,833 to 309 Woodward LLC. This advance was used to pledge a surety bond for a public works agreement. 309 Woodward LLC has not reimbursed Penn Mar Bancshares, Inc. for this advance. 309 Woodward LLC expects to reimburse Penn Mar Bancshares, Inc. upon receipt of construction/permanent loan financing. There can be no assurances that 309 Woodward LLC will receive such financing. If 309 Woodward LLC does not receive this financing, it will not be able to reimburse Penn Mar Bancshares, Inc. for the advance.

         On November 8, 2000, Penn Mar Bancshares, Inc. entered into a lease with 309 Woodward, LLC for the 4,500 square foot building that will house the executive offices and serve as the main branch of Penn Mar Community Bank. The lease term begins on the earlier of the date that the bank opens for business in the new building, or the first day of the first month after the date when 309 Woodward, LLC notifies us that the building is substantially completed. The lease has a seven-year term, and may be renewed for three additional terms of five years each. We will pay base rent of $35.00 per square foot in the first year of the lease term, and base rent will increase after the first year based on increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the Washington-Baltimore area. We will also pay for taxes, insurance and utilities, as well as building and grounds maintenance. 309 Woodward LLC has not reimbursed Penn Mar Bancshares, Inc. for the $39,150 deposit paid on the purchase price of the Westminster property, and this amount will be treated as pre-paid rent under the lease.

         Frederick, Maryland

        Riverside Property Development, LLC, a company owned solely by Jeffrey Hurwitz, a director of Penn Mar Bancshares, Inc., has purchased nine-tenths of an acre of property in Frederick, Maryland, upon which we may build a bank branch if we raise sufficient capital in this offering. We have entered into a lease for the property with Riverside Property Development, LLC beginning November 15, 2000, for a term of one year. We will pay annual base rent of $50,400, in monthly installments of $4,200. We have the option to renew the lease for four one-year terms, with a final renewal option for a seven-year term. Base rent will be increased in subsequent terms based on the Consumer Price Index for Urban Wage Earners and Clerical Workers for the Washington-Baltimore area. We will also pay for taxes and maintenance of the grounds.

Products and Services

        Loan Portfolio.
        --------------

        Penn Mar Community Bank will offer a broad range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. We anticipate that commercial business and commercial real estate loans for owner-occupied properties will be Penn Mar Community Bank's primary loan products.

        The goal of Penn Mar Community Bank's lending program will be to meet the credit needs of our client base while using sound credit principles to protect the quality of our assets. Our business and credit strategy will be relationship driven, and Penn Mar Community Bank will strive to provide a reliable source of credit, a variety of lending alternatives and sound business advice.

        Assuming the sale of the minimum number of shares in the offering, Penn Mar Community Bank will have a legal lending limit of approximately $870,000 to any one borrower, which would constitute approximately 15% of Penn Mar Community Bank's unimpaired capital and surplus. We intend to originate loans and to participate with other lenders in loans that exceed Penn Mar Community Bank's lending limits. We do not believe that loan participations that Penn Mar Community Bank purchases will necessarily pose any greater risk of loss than loans that Penn Mar Community Bank originates.

        The following is a description of the types of loans we expect to have in our loan portfolio and the anticipated risks associated with each type of loan:

        . Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing also will be available. We estimate that commercial loans will constitute approximately 50% of Penn Mar Community Bank's loan portfolio. Initially, we intend to target small and mid-sized businesses in our market area. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to repay using his or her employment and other income and which are secured by real property which can be valued easily, commercial business loans are riskier and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans depends substantially on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         .     Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises. We estimate that real estate loans will constitute approximately 20% of Penn Mar Community Bank's loan portfolio.

               Commercial real estate loans usually are larger and present more risk than do residential mortgage loans. Because payments on loans secured by commercial real estate depend on the successful operation or management of the properties that secure the loans, repayment is affected significantly by downturns in the real estate market or in the economy.

               Construction loans generally involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared with the estimated cost of construction and, in the case of owner-occupied premises, the success of the owner's business. If the estimate of value proves to be inaccurate, the value of the project when completed could be insufficient to ensure full repayment of the loan.

         .     Consumer loans including automobile and personal loans. In addition, Penn Mar Community Bank will offer personal lines of credit. We estimate that consumer loans will constitute approximately 15% of Penn Mar Community Bank's loan portfolio. Our consumer loans will be targeted to business owners and their employees and business professionals.

               Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower's continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount Penn Mar Community Bank can recover on such loans.

         .     Residential mortgage loans, including first and second mortgage loans and home equity loans secured by single-family owner-occupied residences. We estimate that residential mortgage loans will constitute approximately 15% of Penn Mar Community Bank's loan portfolio. Like our consumer loans, our residential mortgage loans will be targeted to business owners and their employees and business professionals.

               We expect that the residential mortgage loans will adhere to standards developed by FNMA/FHLMC. We intend to require private mortgage insurance for loans in excess of 80% of a property's value and, generally, do not anticipate making loans with loan-to-value ratios in excess of 90%. We anticipate that fixed-rate, conforming residential mortgage loans will be sold to the secondary market at origination. We anticipate selling participations in nonconforming, nonstandard loans, such as ARM loans. Therefore, we expect to sell those loans which have a lower degree of risk relative to the other types of loans that we expect to make.

         Deposits.
         --------

         Penn Mar Community Bank will offer a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

         Penn Mar Community Bank will pay competitive interest rates on time and savings deposits. As a new bank, we believe that we will have a competitive advantage over some of the larger, more established banks in our market area with respect to the interest rates paid on our deposits. Specifically, we may be able to set our initial deposit rates higher than those of more established banks because, unlike an existing bank, our rates will not have to compete against the deposit rates earned by existing customers.


         Other Banking and Financial Services.
         ------------------------------------

         We intend to offer commercial customers cash management services such as sweep accounts, account reconciliation and wire transfers of funds. Additionally, we intend to make available telephone banking, ATM/debit cards, safe deposit boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services will be provided either directly by us or through correspondent banking relationships.

         In addition, we propose to offer to Penn Mar Community Bank's customers the ability to access information about their accounts and view information about Penn Mar Community Bank's services and products on Penn Mar Community Bank's website, which will be located at www.pennmarbanc.com. In the future, we
                                         -------------------
expect, subject to regulatory approval, that the website will permit customers to make transfers of funds among accounts, pay bills, download information to financial software packages, send e-mail to Penn Mar Community Bank personnel and apply for banking products, such as the opening of an account. At this time we have not entered into any contracts to provide this internet service to Penn Mar Community Bank customers and there are no assurances that such contracts will be signed or that the internet service will be established.

         We do not anticipate that Penn Mar Community Bank will exercise trust powers during its initial years of operation. However, we may enter into correspondent banking relationships with strategic partners that will provide trust services to our customers.

         Penn Mar Community Bank will consider offering additional banking products and services as warranted by customer demand. We believe that our data processing capability, which will be provided through a third party vendor, will be more than adequate to support the introduction of new products and services.

Asset Management

         Consistent with Penn Mar Community Bank's objective to serve the needs of small and mid-sized businesses, we expect that our assets will be concentrated in commercial loans. In accordance with the requirements of prudent banking practices, we also will invest assets, in amounts we believe to be adequate, in high-grade securities to provide liquidity and safety. Loans will be targeted at 80% or less of deposits (excluding repurchase agreements), and structured generally with variable rates and/or fixed rates with short maturities with a loan to asset ratio of 75%. Investment securities will primarily be United States treasury securities and securities of the United States government or "quasi-government" agencies and certificates of deposits of Federal Deposit Insurance Corporation-insured institutions.

         The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. Penn Mar Community Bank's marketing focus on small to mid-sized businesses may result in Penn Mar Community Bank assuming lending risks that are different from those associated with loans to larger companies. Management of Penn Mar Community Bank will carefully evaluate all loan applications and will attempt to minimize credit risk exposure by utilizing thorough loan application, approval and monitoring procedures. However, we cannot guarantee that those procedures will significantly reduce our lending risks.

Competition

         Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In our Carroll, Frederick, and Howard County market areas in Maryland, as well as in Southern Pennsylvania, we will face strong competition from large banks headquartered within and outside of Maryland and Pennsylvania. In addition, we will compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Many of our competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services that we cannot or will not offer initially. Also, larger institutions have substantially higher lending limits than Penn Mar Community Bank will have. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Employees

         As of December 31, 2000, Penn Mar Bancshares, Inc. employed five individuals. Once Penn Mar Community Bank opens for business, these employees will cease being employees of Penn Mar Bancshares, Inc. and will become employees of Penn Mar Community Bank.

         It is anticipated that Penn Mar Community Bank initially will employ approximately 11 people, including officers of Penn Mar Community Bank. If Penn Mar Community Bank decides to open a branch in Frederick, Maryland, more employees would need to be hired.

Supervision and Regulation

Federal Bank Holding Company Regulation

         Penn Mar Bancshares, Inc. will be registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, Penn Mar Bancshares, Inc. will be subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon Penn Mar Bancshares, Inc. regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of any bank of which it is not already the majority owner, or, with certain exceptions, of any company engaged in non-banking activities.

         The status of Penn Mar Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

         The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Penn Mar Bancshares, Inc. may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

         Unless it chooses to become a financial holding company, as further described below, a bank holding company generally is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, or managing or controlling banks or furnishing services for its authorized subsidiaries. There are limited exceptions. A bank holding company may, for example, engage in activities that the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

         In accordance with Federal Reserve Board policy, Penn Mar Bancshares, Inc. is expected to act as a source of financial strength to Penn Mar Community Bank and to commit resources to support Penn Mar Community Bank in circumstances in which Penn Mar Bancshares, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

         Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. Penn Mar Bancshares, Inc. does not intend at this time to become a financial holding company.

         The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than $150,000,000 in assets, Penn Mar Bancshares, Inc. is currently exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that Penn Mar

Bancshares, Inc. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

         Penn Mar Bancshares, Inc., as a bank holding company, is subject to dividend regulations of the Federal Reserve System. In general, a small bank holding company that has a debt to equity ratio greater than 1:1 is not expect to pay corporate dividends until such time as its debt to equity ratio decline to 1:1 or less and its bank subsidiary is otherwise well managed, well capitalized and not under any supervisory order. Penn Mar Bancshares, Inc., at its inception, will be deemed to be a small bank holding company. Penn Mar Bancshares, Inc will not have a debt to equity ratio that is greater than 1:1.

 State Bank Holding Company Regulation

         Penn Mar Bancshares, Inc. will be a Maryland-chartered bank holding company and will be subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

         Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which approval of the Maryland Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the acquisition.

State Bank Regulation

                  General

         Penn Mar Community Bank will be a Maryland chartered trust company exercising the powers of a Maryland chartered commercial bank. Penn Mar Community Bank has no current plans to exercise trust powers and its regulatory structure will be the same as Maryland chartered commercial banks. Penn Mar Community Bank will be a state bank member of the Federal Reserve System and its deposit accounts will be insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. Penn Mar Community Bank will be subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The laws and regulations governing Penn Mar Community Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         The Maryland Commissioner of Financial Regulation is required to regularly examine each state chartered bank. The approval of the Maryland Commissioner of Financial Regulation is required to establish or close branches, to merge with another bank, to issue stock or to undertake many other activities. Any Maryland bank that does not operate in accordance with the regulations, policies and directives of the Maryland Commissioner of Financial Regulation is subject to sanctions. The Maryland Commissioner of Financial Regulation may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

         The Gramm-Leach-Bliley Act authorizes expanded activities for state member banks, but requires that any expanded activities (with the exception of underwriting municipal revenue bonds and other state and local obligations) be conducted in a new entity called a "financial subsidiary" that is a subsidiary of a bank rather than a bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries may engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or de novo. Penn Mar Community Bank does not currently intend to establish a financial subsidiary.

         Other Powers

         Maryland has enacted a parity act or so called "wild card" statute, the purpose of which is to place Maryland commercial banks on parity with national banks. Thus, any activity that may be engaged in by a national bank would also be available to a Maryland commercial bank. Some of these activities may require the prior approval of the Maryland Commissioner of Financial Regulation.

         Dividends

         The principal source of Penn Mar Bancshares, Inc.'s revenues will be derived from dividends received from Penn Mar Community Bank. The amount of dividends that may be paid by Penn Mar Community Bank to Penn Mar Bancshares, Inc. depends on Penn Mar Community Bank's earnings and capital position and is limited by statute, regulations and policies. As a Maryland state-chartered bank, Penn Mar Community Bank may only pay cash dividends from its undivided profits, then on hand, after deducting due or accrued expenses, including provisions for interest, taxes, loan losses and bad debts. Penn Mar Community Bank may only declare dividends out of surplus if its surplus is in excess of 100% of its required capital and the Commissioner approves the payment. If the surplus account is less than 100 percent, Penn Mar Community Bank may only declare or pay cash dividends that are less than 90 percent of its net earnings.

         Penn Mar Community Bank may not declare a dividend in stock if, after the increase in capital stock, its surplus is not equal to at least 20 percent of its capital stock following the increase. If, after the increase in capital stock to pay the dividend, surplus is less than 100 percent of capital stock, Penn Mar Community Bank will have to annually transfer to surplus a minimum of 10 percent of its net earnings until its surplus account reaches 100 percent of its increased capital stock.

         Branches

         With the approval of the Maryland Commissioner of Financial Regulation, bank branches may be established in any city or town in Maryland. In addition, Maryland-chartered commercial banks may operate automated teller machines at any of their offices or, with the Maryland Commissioner of Financial Regulation's approval, anywhere in Maryland. Maryland chartered commercial banks may also operate ATMs outside of Maryland if permitted to do so by the law of the jurisdiction in which the ATM is located.

         Interstate Branching and Acquisitions

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. Maryland law allows for Maryland chartered financial institutions to be acquired by out of state banks, provided the home states of the acquiring institutions grant Maryland banks reciprocal rights.

Federal Bank Regulation

         Capital Adequacy

         The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. This ratio is referred to as the Total Risk-Based Capital Ratio. At least half of this amount (4%) should be in the form of core capital. These requirements will apply to Penn Mar Community Bank and Penn Mar Bancshares, Inc. (as a bank holding company) once its total assets equal $150,000,000 or more, if it engages in certain highly leveraged activities or if it has publicly held debt securities.

         Tier 1 capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill and certain other intangibles. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account risk characteristics.

         On February 17, 2000, the Federal Reserve Board, in conjunction with the other banking agencies, issued proposed changes to the risk based capital measures regarding recourse and direct capital measures. The proposal would amend the current measures to more closely align how recourse obligations, direct credit substitutes and securitized transactions are treated. Until finalized, it cannot be determined what, if any, impact the proposed changes will have on Penn Mar Community Bank's operations.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 capital to total average assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order.

         Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

         Penn Mar Community Bank will also be a member of the Federal Reserve System. As a member bank, Penn Mar Community Bank is subject to Federal Reserve dividend regulations, in addition to Maryland statutes and policies of the Maryland Commissioner of Financial Regulation. As a member bank, unless specifically allowed to do so by the Federal Reserve Board, Penn Mar Community Bank will be unable to declare or pay a dividend if during a calendar year the total of all dividends declared, including the proposed dividend, is in excess of the sum of its net income during the current calendar year and the retained net income of the two prior calendar years.

         As a member bank, Penn Mar Community Bank also may not declare or pay a dividend that would exceed its reported undivided profits, unless Penn Mar Community Bank receives the prior approval of its board of directors, as well as the approval of two-thirds of its shareholders. As Penn Mar Bancshares, Inc. will be the sole stockholder of Penn Mar Community Bank, Penn Mar Bancshares will have to approve the payment of a dividend by Penn Mar Community Bank under these circumstances. Penn Mar Community Bank, if it has capital in excess of the minimum amount of capital required by state and federal law, may transfer excess capital into its undivided profits account for the purpose of paying dividends. In order to do so, 1) the amount of profits transferred must have come from earnings in prior periods, excluding earnings transferred as a result of stock dividends, 2) Penn Mar Community Bank's board of directors must approve the transaction and 3) the Federal Reserve Board must approve the transfer of profits.

         If Penn Mar Community Bank pays a dividend in contravention of the foregoing conditions, Penn Mar Bancshares, Inc. as the sole shareholder of Penn Mar Community Bank, would be liable for the full amount of the dividend to the extent that the dividend left Penn Mar Community Bank undercapitalized, its surplus was below the level of its capital and or the amount was otherwise improperly paid. Penn Mar Community Bank could also face additional administrative sanctions for improperly paying a dividend, such as restrictions on the payment of future dividends, the imposition of civil money penalties on itself and or its senior management and directors by both the Maryland Commissioner of Financial Regulation and the Federal Reserve System and other prompt corrective action measures.

         Prompt Corrective Action

         Under Section 38 of the Federal Deposit Insurance Act, each federal banking agency is required to implement a system of prompt corrective action for the institutions that it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8% or more, a Tier 1 Risk Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6%, a Tier 1 Risk Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. We believe that Penn Mar Community Bank will be a "well capitalized" bank if we sell either the minimum or maximum number of shares in the offering.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

        An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions contained in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

        A "critically undercapitalized institution" will be placed in conservatorship or receivership within 90 days unless the Federal Deposit Insurance Corporation formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the Federal Deposit Insurance Corporation or another appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarters after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the Federal Deposit Insurance Corporation will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital that has been raised and is imminently available for infusion into Penn Mar Community Bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

        Additionally, under Section 11(c)(5) of the Federal Deposit Insurance Act, a conservator or receiver may be appointed for an institution where: (i) the institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; or
(ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan.

        Regulatory Enforcement Authority

        Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        Community Reinvestment Act

        The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. An institution's Community Reinvestment Act activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the Gramm-Leach-Bliley Act. The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings.

Factors Affecting Future Results

         Some of the information in this annual report may include "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Penn Mar Bancshares, Inc.'s actual results and the actual outcome of Penn Mar Bancshares Inc.'s expectations and strategies could be different from what we have described in this annual report because of these risks and uncertainties.

         We Have No Operating History Upon Which To Evaluate Our Future Success, And We Do Not Expect To Be Profitable Initially. Penn Mar Bancshares, Inc. and Penn Mar Community Bank are in the process of organization and neither has any prior operating history. Our profitability will depend on the results of operations of our principal asset, Penn Mar Community Bank. We expect that Penn Mar Community Bank will incur operating losses during its initial years of operation and may not achieve profitability, if at all, for at least two years. If we decide to open additional offices, that decision may further delay profitability because of the increased expenses of expansion and because the new offices may not enhance our results of operations as anticipated. While we have been in the organizational phase prior to commencing operations, we incurred net losses of $87,286 for the three months from inception through December 31, 1999, and net losses of $171,072 for the nine months ended September 30, 2000 and $342,167 for the year ended December 31, 2000.

         We Will Depend Heavily On Our Key Personnel, Including J. Geoffrey Sturgill, Jr. Kevin P. Huffman And Daniel E. Dutterer, And Our Business Could Suffer If Something Were To Happen To Any Of These Officers Or If Any Of Them Were To Leave. Mr. Sturgill is the president and chairman of the board of directors of Penn Mar Bancshares, Inc. and will be the secretary, treasurer, and chairman of the board of directors of Penn Mar Community Bank. Mr. Huffman is the vice president and secretary of Penn Mar Bancshares, Inc. and will be the president and chief executive officer of Penn Mar Community Bank. Mr. Dutterer is the treasurer of Penn Mar Bancshares, Inc. and will be the executive vice president of Penn Mar Community Bank. All three of these individuals will provide valuable services to us and would be difficult to replace. In addition, we expect these officers will develop business and maintain customer relationships. If any of these individuals were to leave for any reason, our business could suffer.

         Our Lending Strategy Involves Risks Resulting From Our Choice Of Loan Portfolio. We expect that Penn Mar Community Bank's loan portfolio will be made up largely of commercial business loans (anticipated to be approximately 50% of the loan portfolio) and commercial real estate loans for owner-occupied properties (anticipated to be approximately 20% of the loan portfolio). Penn Mar Community Bank will also offer construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although we expect that some of the residential mortgage loans may be sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

         Our Lending Limit May Limit Our Growth. We will be limited in the amount we can loan to a single borrower by the amount of Penn Mar Community Bank's capital. Specifically, under current law, we may lend up to 15% of Penn Mar Community Bank's unimpaired capital and surplus to any one borrower. Furthermore, until Penn Mar Community Bank is profitable, our capital will decrease which will result in a decrease to our lending limit. Our lending limit will be significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit to do business with us. We intend to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not succeed.

         Penn Mar Community Bank Will Face Substantial Competition Which Could Adversely Affect Our Growth And Operating Results. Penn Mar Community Bank will operate in a competitive market for financial services and will face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than will Penn Mar Community Bank, and are able to offer certain services that Penn Mar Community Bank will not be able to offer.

         Management May Not Be Successful In Establishing A New Bank. As a newly organized institution, Penn Mar Bancshares, Inc. will rely or has relied on its officers and directors to locate and establish appropriate facilities for Penn Mar Community Bank, hire staff, develop and implement marketing and business development strategies and identify and evaluate potential lines of business in addition to Penn Mar Community Bank's core commercial banking functions. The Board of Directors and officers will have substantial discretion in these matters, and there can be no guarantee that they will be successful in establishing a new bank in a competitive market.

         Government Regulation Could Restrict Penn Mar Bancshares, Inc.'s Or Penn Mar Community Bank's Growth Or Cause Penn Mar Bancshares, Inc. or Penn Mar Community Bank To Incur Higher Costs. Penn Mar Bancshares, Inc. and Penn Mar Community Bank will operate in a highly regulated environment and will be subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of Penn Mar Community Bank and the return to investors by restricting activities such as the payment of dividends; mergers with, or acquisitions by, other institutions; investments; loans and interest rates; interest rates paid on deposits and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect Penn Mar Bancshares, Inc. and Penn Mar Community Bank's business. In addition, the cost of compliance with regulatory requirements could adversely affect Penn Mar Bancshares, Inc. and Penn Mar Community Bank's ability to operate profitably.

         Penn Mar Community Bank's Ability To Compete May Suffer If It Cannot Take Advantage Of Technology Because It Will Not Have A Large Branch Network. Our business strategy relies less on our customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, PC banking with Internet access, telephone banking, debit cards and so-called "smart" cards. Our ability to compete successfully may depend on the extent to which we can take advantage of technological changes and the extent to which our customers embrace technology to do their banking transactions.

Item 2.  Description of Property

         Westminster, Maryland

         On May 16, 2000, Penn Mar Bancshares, Inc. entered into a contract to purchase 1.73 acres of land in Westminster, Maryland, upon which the main branch of Penn Mar Community Bank is to be built. The purchase price for the property was $391,500. Penn Mar Bancshares, Inc. paid a deposit of $39,150. Subsequently, Penn Mar Bancshares, Inc. assigned its rights in the purchase contract to 309 Woodward, LLC, a company owned by five of the directors of Penn Mar Bancshares, Inc. 309 Woodward, LLC has obtained a construction/permanent loan for this facility, pursuant to which the property is subject to a deed of trust in favor of 309 Woodward, LLC's lender.

         On August 15, 2000, 309 Woodward, LLC signed a construction contract for the design and construction of a new 4,500 square foot bank building. The initial price of the construction contract is $726,375. As of December 31, 2000, Penn Mar Bancshares, Inc. was waiting to receive permits required to begin construction on this site.

         In order to obtain the building permits, Penn Mar Bancshares, Inc. advanced $53,833 to 309 Woodward LLC. This advance was used to pledge a surety bond for a public works agreement. 309 Woodward LLC has not reimbursed Penn Mar Bancshares, Inc. for this advance. 309 Woodward LLC expects to reimburse Penn Mar Bancshares, Inc. upon receipt of construction/permanent loan financing. There can be no assurances that 309 Woodward LLC will receive such financing. If 309 Woodward LLC does not receive this financing, it will not be able to reimburse Penn Mar Bancshares, Inc. for the advance.

         On November 8, 2000, Penn Mar Bancshares, Inc. entered into a lease with 309 Woodward, LLC for the 4,500 square foot building that will house the executive offices and serve as the main branch of Penn Mar Community Bank. The lease term begins on the earlier of the date that the bank opens for business in the new building, or the first day of the first month after the date when 309 Woodward, LLC notifies us that the building is substantially completed. The lease has a seven-year term, and may be renewed for three additional terms of five years each. We will pay base rent of $35.00 per square foot in the first year of the lease term, and base rent will increase after the first year based on increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the Washington-Baltimore area. We will also pay for taxes, insurance and utilities, as well as building and grounds maintenance. 309 Woodward LLC has not reimbursed Penn Mar Bancshares, Inc. for the $39,150 deposit paid on the purchase price of the Westminster property, and this amount will be treated as pre-paid rent under the lease.

         Frederick, Maryland

         Riverside Property Development, LLC, a company owned solely by Jeffrey Hurwitz, a director of Penn Mar Bancshares, Inc., has purchased nine-tenths of an acre of property in Frederick, Maryland, upon which we may build a bank branch if we raise sufficient capital in this offering. We have entered into a lease for the property with Riverside Property Development, LLC beginning November 15, 2000, for a term of one year. We will pay annual base rent of $50,400, in monthly installments of $4,200. We have the option to renew the lease for four one-year terms, with a final renewal option for a seven-year term. Base rent will be increased in subsequent terms based on the Consumer Price Index for Urban Wage Earners and Clerical Workers for the Washington-Baltimore area. We will also pay for taxes and maintenance of the grounds.

         Under the lease, we have the right, in our sole discretion, to construct and occupy a building on the property. We have not yet developed any plans or specifications or entered in to any agreements for such construction. If a building is constructed, we will also be responsible for payment of utilities, insurance and building maintenance.

Item 3.  Legal Proceedings

         There are no pending legal proceedings to which Penn Mar Bancshares, Inc. or Penn Mar Community Bank is a party or to which any of their properties are subject, nor are there proceedings known to Penn Mar Bancshares, Inc. to be contemplated by any governmental authority. There are no material proceedings known to Penn Mar Bancshares, Inc., pending or contemplated, in which any director, officer or affiliate or any principal security holder of Penn Mar Community Bank is a party adverse to Penn Mar Bancshares, Inc. or Penn Mar Community Bank or has a material interest adverse to Penn Mar Bancshares, Inc. or Penn Mar Community Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders of Penn Mar Bancshares, Inc.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Stock and Dividends

         As of December 31, 2000, there were eight holders of record of Penn Mar Bancshares, Inc.'s common stock. There is no public trading market for Penn Mar Bancshares, Inc.'s common stock.

         To date, Penn Mar Bancshares, Inc. has not declared or paid any dividends on its common stock. Management anticipates that Penn Mar Bancshares, Inc. will retain all earnings, if any, in order to provide more funds to operate and expand Penn Mar Bancshares, Inc.'s business and, therefore, Penn Mar Bancshares, Inc. has no plans to pay any cash dividends for the foreseeable future. If Penn Mar Bancshares, Inc. decides to pay dividends in the future, its ability to do so will depend on the ability of Penn Mar Community Bank to pay dividends to Penn Mar Bancshares, Inc. In addition, management would consider a number of other factors before deciding to pay dividends, including Penn Mar Bancshares, Inc.'s earnings prospects, financial condition and cash needs.

         The amount of dividends that may be paid by Penn Mar Community Bank to Penn Mar Bancshares, Inc. depends on Penn Mar Community Bank's earnings and capital position and is limited by statute, regulations and policies. As a Maryland state-chartered bank, Penn Mar Community Bank may only pay cash dividends from its undivided profits, then on hand, after deducting due or accrued expenses, including provisions for interest, taxes, loan losses and bad debts. Penn Mar Community Bank may only declare dividends out of surplus if its surplus is in excess of 100% of its required capital and the Commissioner approves the payment. If the surplus account is less than 100 percent, Penn Mar Community Bank may only declare or pay cash dividends that are less than 90 percent of its net earnings.

         Penn Mar Community Bank may not declare a dividend in stock if, after the increase in capital stock, its surplus is not equal to at least 20 percent of its capital stock following the increase. If, after the increase in capital stock to pay the dividend, surplus is less than 100 percent of capital stock, Penn Mar Community Bank will have to annually transfer to surplus a minimum of 10 percent of its net earnings until its surplus account reaches 100 percent of its increased capital stock.

Recent Sales of Unregistered Securities

         From November 2, 1999 to August 31, 2000, Penn Mar Bancshares, Inc. sold an aggregate of 91,346 shares of its common stock to the organizers of Penn Mar Bancshares, Inc. and Penn Mar Community Bank at the offering price of $10.00 per share in a private placement transaction. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act and the rules of the Securities and Exchange Commission promulgated under Section 4(2). The gross proceeds from this organizational offering were $1,363,460 and the net proceeds after giving effect to the redemption of 45,000 shares were $966,519.

         On September 26, 2000, Penn Mar Bancshares, Inc.'s board of directors declared a dividend to each owner of record of its common stock as of the close of business on August 31, 1999, of a warrant to purchase one share of common stock at $10.00 per share for every one share of common stock held by the stockholder. On September 30, 2000, Penn Mar Bancshares, Inc. issued warrants to purchase 91,346 shares of common stock.

        The warrants become exercisable on the later of the date that Penn Mar Community Bank opens for business or one year from the termination date of this offering and are exercisable in whole or in part until that date which is ten years from the date of this prospectus. The warrants and the shares issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. If the Maryland Commissioner of Financial Regulation or the Federal Deposit Insurance Corporation issues a capital directive or other order requiring Penn Mar Community Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

         There were no underwriting discounts or commissions paid with respect to any of the foregoing transactions. None of these transactions were conducted by any form of general solicitation or general advertising. In connection with the private placement, Penn Mar Bancshares, Inc. took reasonable care to assure that the investors were not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, making reasonable inquiry of each investor to confirm that the investor took his or her securities for investment only and not with a view to or for sale in connection with any distribution of the securities and by placing appropriate legends on the share certificates and warrants issued in these transactions.

Sales of Registered Securities

         Penn Mar Bancshares, Inc. filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") (Commission File No. 333-51838) for an initial public offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of Penn Mar Bancshares, Inc.'s common stock, par value $0.01 per share, with an offering price of $10.00 per share or an aggregate offering price of $10,000,000. The SEC declared the Registration Statement effective on February 7, 2001.

         As of the date of this annual report, the offering is ongoing. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 500,000 shares. As of the date of this annual report, such condition has not been satisfied and offering proceeds have not been released from escrow.

         The offering is not being underwritten; instead, directors and officers of Penn Mar Bancshares, Inc. are soliciting subscriptions from prospective stockholders. The directors and officers will not receive any special compensation for such services but will be reimbursed for the reasonable expenses that they incur.

Item 6.  Management's Plan of Operation

General

        Penn Mar Bancshares, Inc. was organized on October 7, 1999. Since inception, Penn Mar Bancshares, Inc.'s activities have been limited to those related to its organization and capitalization and the organization and capitalization of its proposed Maryland State-chartered bank subsidiary, Penn Mar Community Bank (in organization). These limited activities have been financed solely by Penn Mar Bancshares Inc.'s sale of an aggregate of 91,346 shares of common stock at a purchase price of $10.00 per share in its organizational offering.

         Penn Mar Bancshares, Inc.'s initial public offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of its common stock, at an offering price of $10.00 per share, is ongoing as of the date of this annual report. The primary purpose of the offering is to raise the necessary capital to form and capitalize Penn Mar Community Bank. Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 500,000 shares. As of the date of this annual report, such condition had not been satisfied.

         Penn Mar Bancshares, Inc. and Penn Mar Community Bank have not commenced active business operations and neither will do so unless this offering is successfully completed and Penn Mar Community Bank meets the conditions of the Maryland Commissioner of Financial Regulation to commence the business of banking and of the Federal Deposit Insurance Corporation to receive deposit insurance. Penn Mar Bancshares, Inc. also must obtain approval from the Federal Reserve Board to become a bank holding company. Lastly, Penn Mar Community Bank must obtain approval from the Federal Reserve Board to become a member of the Federal Reserve System.

Plan of Operations

        Once Penn Mar Community Bank opens, expected in the second or third quarter of 2001, it will begin business from its offices in Westminster, Maryland. Penn Mar Community Bank will accept checking and savings deposits, and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

        We expect that Penn Mar Community Bank will incur approximately $400,000 in expenses in leasehold improvements for its offices and for furniture, fixtures and equipment if the minimum number of shares is sold, or $550,000 if the proceeds are at least $7,000,000 and Penn Mar Community Bank opens a branch in Frederick, Maryland. As of December 31, 2000, approximately $160,000 has been spent on premises and equipment. It is anticipated that the furniture and equipment will be delivered during June 2001.

        Penn Mar Community Bank has contracted with an outside vendor for its data processing. Penn Mar Bancshares, Inc. anticipates a one-time capital expenditure of $200,000 and annual costs in the first year of operations of approximately $50,000 for data processing services. If Penn Mar Community Bank does not commence operations for any reason, it will be required to pay the data processing vendor for all costs and expenses incurred by the vendor. It is anticipated that the data processing equipment will be delivered during June 2001.

        Penn Mar Community Bank anticipates incurring expenses of approximately $350,000 in salary and benefits in the first year of operation. As of December 31, 2000, Penn Mar Bancshares, Inc. has spent approximately $110,000 in salary and benefits for its five employees.

Cash Requirements

        We believe that the proceeds of the public offering ($5,000,000 if the minimum number of shares are sold, and $10,000,000 if the maximum number of shares are sold) and the proceeds from the organizational offering will be sufficient to fund the expenses of establishing and opening Penn Mar Community Bank, and Penn Mar Bancshares, Inc.'s and Penn Mar Community Bank's operations for at least twelve months after the termination of the initial public offering. We do not anticipate a need to raise additional capital during that period.

Item 7.  Financial Statements

                        Report of Independent Auditors


The Organizers
Penn Mar Bancshares, Inc.
  (A Development Stage Company)
Westminster, Maryland


         We have audited the accompanying balance sheets of Penn Mar Bancshares, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of loss, changes in stockholders' equity, and cash flows for the year and fifteen month period ended December 31, 2000, and the three month period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Mar Bancshares, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the year and fifteen month period ended December 31, 2000, and the three month period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Rowles & Company, LLP


Baltimore, Maryland
March 29, 2001

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                                Balance Sheets

December 31,                                                                             2000                 1999
--------------------------------------------------------------------------------------------------------------------------

                                                        Assets

Cash and cash equivalents                                                         $     379,527          $848,639
Advances to related entity                                                               53,833                 -
Prepaid rent                                                                             39,150             4,500
Accrued interest                                                                             30             1,654
Deferred income taxes                                                                    10,643                 -
Premises and equipment                                                                  156,467                 -
                                                                                  -------------          --------

                                                                                  $     639,650          $854,793
                                                                                  =============          ========


                                          Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                             $     102,584          $ 15,891
                                                                                  -------------          --------

Stockholders' equity
  Common stock, par value $.01 per share; authorized
    9,000,000 shares, issued and outstanding 91,346 at
December 31, 2000 and 92,619 at December 31, 1999                                           913               926
  Preferred stock, par value $.01 per share; authorized
    1,000 shares,  none issued and outstanding                                                -                 -
  Additional paid-in capital                                                            965,606           925,262
  Deficit accumulated during the development stage                                     (429,453)          (87,286)
                                                                                  -------------          --------
                                                                                        537,066           838,902
                                                                                  -------------          --------

                                                                                  $     639,650          $854,793
                                                                                  =============          ========


   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.

                         (A Development Stage Company)

                              Statements of Loss

---------------------------------------------------------------------------------------------------------------------
                                                       Year               Three Months            Fifteen Months
                                                      Ended                  Ended                From Inception
                                                   December 31,           December 31,           to December 31,
                                                       2000                   1999                     2000
---------------------------------------------------------------------------------------------------------------------
 Interest and dividend revenue                    $      42,328          $        6,299          $        48,627
                                                  -------------          --------------          ---------------
 Expenses
   Salary and benefits                                  116,783                       -                  116,783
   Legal and consultant fees                            213,534                  88,440                  301,974
   Other operating                                       54,178                   5,145                   59,323
                                                  -------------          --------------          ---------------
                                                        384,495                  93,585                  478,080
                                                  -------------          --------------          ---------------
 Income before income taxes                            (342,167)                (87,286)                (429,453)
 Income taxes                                                 -                       -                        -
                                                  -------------          --------------          ---------------

 Net loss                                         $    (342,167)         $      (87,286)         $      (429,453)
                                                  =============          ==============          ===============

 Basic and diluted loss per share                 $       (4.22)         $        (0.96)         $         (5.36)
                                                  =============          ==============          ===============

   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.

                         (A Development Stage Company)

                 Statements of Changes in Stockholders' Equity


                      From Inception to December 31, 2000


                                   Number of          Common        Common stock         Additional
                                    shares             stock         subscribed       paid-in capital       Deficit
                                  -----------       ----------      ------------      ---------------     -----------
Issuance of stock                      92,619       $      926      $          -      $       925,262     $         -

Net loss                                    -                -                 -                    -         (87,286)
                                  -----------       ----------      ------------      ---------------     -----------

Balance, December 31, 1999             92,619              926                 -              925,262         (87,286)

Redemption of stock                   (45,000)            (450)                -             (396,491)              -

Issuance of stock                      43,727              437                 -              436,835               -

Net loss                                    -                -                 -                    -        (342,167)
                                  -----------       ----------      ------------      ---------------     -----------

Balance, December 31, 2000             91,346       $      913      $          -      $       965,606     $  (429,453)
                                  ===========       ==========      ============      ===============     ===========

   The accompanying notes are an integral part of these financial statements.

                           Penn Mar Bancshares, Inc.

                         (A Development Stage Company)

                           Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------
                                                                    Year        Three Months      Fifteen Months
                                                                   Ended            Ended         From Inception
                                                                December 31,    December 31,     to December 31,
                                                                    2000            1999               2000
----------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
   Interest and dividends received                               $   43,952      $     4,645        $   48,597
   Cash paid for operating expenses                                (338,386)         (82,194)         (420,580)
   Income taxes paid                                                 (1,022)               -            (1,022)
                                                                 ----------      -----------        ----------
                                                                   (295,456)         (77,549)         (373,005)
                                                                 ----------      -----------        ----------

 Cash flows from investing activities
   Cash paid for premises and equipment                            (160,154)               -          (160,154)
   Advances to related entity                                       (53,833)               -           (53,833)
                                                                 ----------      -----------        -----------
                                                                   (213,987)               -          (213,987)
                                                                 ----------      -----------        ----------

 Cash flows from financing activities
   Common stock sold                                                437,272          926,188         1,363,460
   Common stock redeemed                                           (396,941)               -          (396,941)
                                                                 ----------      -----------        ----------
                                                                     40,331          926,188           966,519
                                                                 ----------      -----------        ----------

 Net increase in cash and cash equivalents                         (469,112)         848,639           379,527
 Cash and cash equivalents at beginning of period                   848,639                -                 -
                                                                 ----------      -----------        ----------
 Cash and cash equivalents at end of period                      $  379,527      $   848,639        $  379,527
                                                                 ==========      ===========        ==========

 Reconciliation of net loss to
   net cash provided by operating activities
     Net loss                                                    $ (342,167)      $  (87,286)       $ (429,453)
     Adjustments to reconcile net loss to net cash used
        in operating activities
         Depreciation and amortization                                3,687                -             3,687
         Deferred income taxes                                      (10,643)               -           (10,643)
     Decrease (increase) in:
         Accrued interest                                             1,624           (1,654)              (30)
         Prepaid rent                                               (34,650)          (4,500)          (39,150)
                                                                     86,693           15,891           102,584
                                                                 ----------      -----------        ----------
     Increase in accounts payable and accrued expenses           $ (295,456)     $   (77,549)       $ (373,005)
                                                                 ==========      ===========        ==========

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements


1.  Organization

     Penn Mar Bancshares, Inc. (the Company) was incorporated under the laws of the State of Maryland on September 30, 1999, primarily to hold all the capital stock of a proposed new bank with the name Penn Mar Community Bank (the Bank). The Bank is being organized as a Maryland State chartered bank. The bank will engage in general commercial banking operations from its headquarters in Westminster, Maryland and anticipates that it will open for business in the spring of 2001.

     At the date of these financial statements, the Company has not begun operations but has raised capital through an organizational stock offering.

2.  Summary of Significant Accounting Policies

     The accounting and reporting policies in the financial statements conform to generally accepted accounting principals and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

    Cash equivalents
     For purpose of reporting cash flows, cash and cash equivalents include deposit accounts and funds invested overnight.

    Premises and equipment
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over estimated useful lives, using the straight-line method.

    Expenses of stock offering
     Fees, commissions, and other direct expenses of the stock offering are charged to the additional paid-in capital account when incurred.

    Organization costs
     Expenses incurred in the organization and development of the Bank and the Holding Company are recorded as expense as incurred. For income tax purposes these amounts are capitalized and amortized over 60 months beginning on the date business commences.

    Income taxes
     The Company incurred federal and state income taxes for the period ended December 31, 2000 and 1999. The deficit accumulated during the development stage is generally available to offset the taxable income reported for the period ended December 31, 2000 and 1999 and future taxable income.

    Reclassifications
           Certain amounts from the financial statements for the year ended December 31, 1999 have been reclassified to agree with the presentation for the year ended December 31, 2000.

3.  Lease Commitment

           The Company leases real estate under two noncancellable operating leases. The first lease, for land and a building to be built, commenced January 1, 2001 and is for a term of seven years. This lease contains three five-year options to renew. The initial annual rent of $157,500 is adjusted each year by the increase in the consumer price index. The second lease, for land only, commenced on November 15, 2000, and is for a term of one year. This lease contains an option to renew for four additional one year terms followed by an option to renew for one seven-year term.

           Future minimum payments of noncancellable operating leases with terms exceeding one year are as follows:

                                       2001                       $   157,500
                                       2002                           157,500
                                       2003                           157,500
                                       2004                           157,500
                                       2005                           157,500
                                       Remaining years                315,000
                                                                  -----------
                                       Total                      $ 1,102,500
                                                                  ===========
4.   Premises and Equipment

           Premises and equipment follows:
                                                    2000         1999
--------------------------------------------------------------------------

 Leasehold improvements                           $  4,996      $   -
 Equipment                                         155,158
 Accumulated depreciation                           (3,687)         -
                                                  --------      -----
                                                  $156,467      $   -
                                                  ========      =====



           Depreciation expense was $3,687 for the year ended December 31, 2000.

          Included in equipment is a deposit of $82,310 on a $200,583 contract for data processing hardware and software.

          The company had contracted to purchase a parcel of land in Westminster for $391,500 that will be the initial site of the bank. The Company assigned this contract to a limited liability company comprised of five of the organizing directors that will construct the building to be used by the Bank. As of December 31, 2000, the Company advanced $53,833 to the limited liability company.

5.   Initial Stock Offering

          The Company intends to issue between 500,000 and 1,000,000 shares of common stock at $10 per share. The organizers of the Company and other entities controlled by the organizers purchased 91,346 shares of common stock in the organizational offering. On September 26, 2000, the Board of Directors approved a dividend of one warrant to purchase one share of common stock for each share that was purchased in the organizational offering. Subject to regulatory approval, the warrants will be exercisable at a price of $10 per share for a period of 10 years after the initial offering is terminated.

6.   Income Taxes

          The components of income taxes are as follows:

                                                          2000          1999
     Current
      Federal                                           $  7,241       $    -
      State                                                3,402            -
                                                        --------       ------
                                                          10,643            -
                                                        ========       ======
     Deferred
      Federal                                              7,241            -
      State                                                3,402            -
                                                          10,643            -
                                                        --------       ------
                                                        $      -       $    -
                                                        ========       ======

          The components of the net deferred income taxes are as follows:

     Deferred tax assets
      Organization expenses                          $ 146,835     $ 29,677
                                                     ---------     --------
                                                       146,835       29,677
                                                     =========     ========
     Deferred tax liabilities
       Accrual basis of accounting                      34,868        4,841
       Depreciation                                        864            -
                                                     ---------     --------
                                                        35,732        4,841
                                                     ---------     --------

     Net deferred tax asset                            111,103       24,836
     Valuation allowance                               100,460       24,836
                                                     ---------     --------
                                                     $ 10,643      $      -
                                                     =========     ========



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There has been no occurrence requiring a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Penn Mar Bancshares, Inc.'s directors and executive officers and Penn Mar Community Bank's proposed directors and executive officers are as follows:


Directors, Executive Officers, Promoters and Control Persons

           Name                Age    Position
           ----                ---    --------
James Geoffrey Sturgill, Jr.    37    Chairman and President of Penn Mar
                                      Bancshares, Inc. and Chairman, Secretary and Treasurer of Penn Mar Community Bank

Kevin P. Huffman                40    Vice President and Secretary of Penn Mar
                                      Bancshares, Inc. and President and Chief
                                      Executive Officer of Penn Mar Community
                                      Bank, Director of

                                                     Penn Mar Bancshares, Inc. and Penn Mar
                                                     Community Bank

Daniel E. Dutterer                      38           Treasurer of Penn Mar Bancshares, Inc. and
                                                     Executive Vice President of Penn Mar Community
                                                     Bank, Director of Penn Mar Bancshares, Inc. and
                                                     Penn Mar Community Bank

Richard W. Geisendaffer                 69           Director of Penn Mar Bancshares, Inc. and Penn
                                                     Mar Community Bank

Vishnampet S. Jayanthinathan            52           Director of Penn Mar Bancshares, Inc. and Penn
                                                     Mar Community Bank

Ronald Krablin, M.D.                    56           Director of Penn Mar Bancshares, Inc. and Penn
                                                     Mar Community Bank

Jeffrey I. Hurwitz                      46           Director of Penn Mar Bancshares, Inc. and Penn
                                                     Mar Community Bank

Kevin E. Dayhoff                        47           Director of Penn Mar Bancshares, Inc. and Penn
                                                     Mar Community Bank


     Penn Mar Bancshares Inc.'s charter and bylaws provide that Penn Mar Bancshares, Inc. shall have at least three (3) directors, and that the number of directors may be increased or decreased by the board of directors. As of December 31, 2000, the number of directors has been fixed at eight. At the first annual meeting of Penn Mar Bancshares, Inc.'s stockholders, the directors will be divided into three classes - Class A, Class B and Class C - each class to consist of an equal number of directors, or as nearly equal as possible. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. However, the Class A directors first chosen will hold office until the first annual meeting following their election or appointment, the Class B directors first chosen will hold office until the second annual meeting following their election or appointment and the Class C directors first chosen will hold office until the third annual meeting following their election or appointment. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause. Management believes that the classification of the board of directors will help to assure the continuity and stability of Penn Mar Bancshares, Inc.'s business strategies and policies as determined by the board of directors.

     Penn Mar Bancshares, Inc.'s officers are appointed by the board of directors and hold office at the will of the board or as otherwise provided in an employment agreement between an officer and Penn Mar Bancshares, Inc.

     Each of Penn Mar Community Bank's proposed directors, upon approval by the Maryland Commissioner of Financial Regulation, is expected to serve until Penn Mar Community Bank's first stockholders' meeting, which will be held shortly after Penn Mar

Community Bank receives its bank charter. As Penn Mar Bancshares, Inc. will be the sole stockholder of Penn Mar Community Bank, it is expected that each director of Penn Mar Bancshares, Inc. will be elected to serve as a director of Penn Mar Community Bank. After the first stockholders' meeting, directors of Penn Mar Community Bank will serve for a term of one year and will be elected each year at Penn Mar Community Bank's Annual Meeting of Stockholders. Penn Mar Community Bank's officers will be appointed by its board of directors and will hold office at the will of the board or as otherwise provided in an employment agreement between an officer and Penn Mar Community Bank.

     Biographical information regarding the directors and officers of Penn Mar Bancshares, Inc. and Penn Mar Community Bank is set forth below.

     James Geoffrey Sturgill, Jr. serves as chairman of the board of directors and president of Penn Mar Bancshares, Inc. and will serve as chairman of the board of directors, secretary, and treasurer of Penn Mar Community Bank. Mr. Sturgill has been a certified public accountant in Maryland since 1991 and in Pennsylvania since 1998. Since 1993, Mr. Sturgill has been a partner of Sturgill & Associates, LLP, a regional CPA firm with offices in Gettysburg, Pennsylvania and Westminster, Columbia and Gaithersburg Maryland. Mr. Sturgill is a member of the American Institute of Certified Public Accountants as well as the Maryland and Pennsylvania Societies of Certified Public Accountants. As part of his civic pursuits, Mr. Sturgill is the treasurer and chief financial officer for the Gettysburg Equestrian Center. Mr. Sturgill also is the vice chairman of the Gettysburg Health Care Corporation and has been a director of the Adams County Industrial Development Authority and the Adams County Economic Development Corporation.

     Kevin P. Huffman serves as vice president and secretary of Penn Mar Bancshares, Inc. and will serve as president and chief executive officer of Penn Mar Community Bank. He is also a director of Penn Mar Bancshares, Inc. and will serve as a director of Penn Mar Community Bank. Mr. Huffman has more than 20 years experience in the financial services industry. His executive banking experience includes day-to-day oversight of commercial and retail banking activities, as well as strategic planning, credit policy, regulatory compliance and product development at both the bank and holding company levels. Mr. Huffman was most recently the executive vice president, chief operating officer and director of Patapsco Valley Bancshares, Inc. and Commercial and Farmers Bank from 1996 until March 2000. This $200 million community financial services company also operated a mortgage banking subsidiary, an insurance agency and an electronic data processing company. From 1988 until 1992, Mr. Huffman was Vice President and part of senior management for Elkridge National Bank, a community bank based in Howard County, Maryland.

     A native to the Maryland area, Mr. Huffman received his undergraduate degree from the University of Maryland at College Park. He is also a graduate of the Bank Administration Institute's Banking School at the University of Wisconsin. In addition to his professional accomplishments, Mr. Huffman has been an active member in a number of community projects including: (i) Partner with Youth Program (a school/ business partnership program where a bank works with individual schools to teach elementary children how to run a bank and encourage student savings); (ii) member of the Board of Managers of the Howard County YMCA; and (iii) an active coach for the Soccer Association of Columbia.

     Daniel E. Dutterer serves as treasurer of Penn Mar Bancshares, Inc. and will serve as executive vice president of Penn Mar Community Bank. He is also a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Mr. Dutterer has more than 18 years experience in the banking industry. From 1982 through 1997, Mr. Dutterer filled various roles with Westminster Bank and Trust Company of Carroll County. He began his career there as a teller and finished as Senior Vice President and Chief Financial Officer responsible for the Branch/Retail Network, Human Resources, Accounting, Planning and Risk Management. Additionally, Mr. Dutterer was an active member of the bank's loan committee that was responsible for major credit decisions as well as setting policy. Following his employment with Westminster Bank and Trust Company of Carroll County, Mr. Dutterer served as Vice President of the Management Accounting area for Mercantile Safe Deposit and Trust Company until June 2000. In this position, Mr. Dutterer's responsibilities included Corporate Planning & Budgeting, Risk Management and Management Reporting.

     Mr. Dutterer is a life long resident of Carroll County. He graduated from the University of Maryland, University College in 1987 with a Bachelor of Science degree in Business Management. In 1994, Mr. Dutterer received a Masters of Business Administration from Mount St. Mary's College. Mr. Dutterer is also a Certified Public Accountant. In addition to his professional accomplishments, Mr. Dutterer is active in youth sports and various other community organizations.

     Richard W. Geisendaffer is a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Mr. Geisendaffer is a trained computer programmer and spent over 15 years working for Hobelman Port Services, Inc. as a regional terminal director. Mr. Geisendaffer directed the processing of over 120,000 import/export vehicles annually at two terminals located in Baltimore, Maryland. Since 1997, Mr. Geisendaffer has been retired.

     Vishnampet S. Jayanthinathan is a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Since 1994, Mr. Jayanthinathan has been the president and chief executive officer of Engineering Systems Solutions, a computer systems integration company in Frederick, Maryland. Mr. Jayanthinathan is also the president of Rajan, LLC, a company that invests in real estate in the Frederick, Maryland area. Mr. Jayanthinathan has been involved with Rajan, LLC since 1997.

     Ronald Krablin, M.D. is a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Dr. Krablin is a board certified general internist and is president of Gettysburg Internal Medicine Association, Inc. Dr. Krablin has privileges at Gettysburg Hospital, part of WellSpan Health which provides health care in York, Adams and surrounding counties of Pennsylvania and Northern Maryland. Dr. Krablin has held numerous positions at Gettysburg Hospital including medical staff president, and currently is the medical director of his group's in-patient service, the cardiology laboratory, the Critical Care Unit, and the outpatient service of Cardiac Rehabilitation. Dr. Krablin also sits on the WellSpan board of directors. Dr. Krablin received his Bachelor of Science in Chemistry from Antioch College and his medical degree from Penn State University. Following his graduation from medical school, Dr. Krablin completed his residency and special work in Cardiology at Penn State University Hershey Medical Center.

     Jeffrey I. Hurwitz is a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Mr. Hurwitz is president and owner of Colonial Jewelers, Inc., a retail jewelry business in Frederick, Maryland. He serves on the Special Gifts Committee of Frederick Memorial Hospital, and is a member of their Order of the Good Samaritan. Mr. Hurwitz is also a member of the board of directors of the Greater Frederick Development Commission and past president of the Downtown Frederick Association. He currently serves as president of the Frederick Cotillion Club. Mr. Hurwitz is also General Partner in the Hurwitz Family Limited Partnership, a real estate partnership, and directs an endowment fund through the Community Foundation of Frederick. He is a graduate Gemologist of the Gemological Institute of America and a Certified Gemologist of the American Gem Society.

     Kevin E. Dayhoff is a director of Penn Mar Bancshares, Inc. and will be a director of Penn Mar Community Bank. Mr. Dayhoff, a Carroll County native, is a self-employed artist and businessman. He owned and operated Kevin E. Dayhoff & Co., a landscape design, contracting and nursery stock farm, from 1974 to 1999. Currently, Mr. Dayhoff is a Westminster City Councilman. Additionally, Mr. Dayhoff is a board member of the Westminster Cemetery Company and was elected to the Maryland Municipal League board of directors in June 2000. Mr. Dayhoff attended Elon College and is currently a Bachelor's Degree candidate in Public Policy Administration and Analysis at Western Maryland College. Mr. Dayhoff has been an active participant in a number of community activities, taught at Carroll Community College and has served on a number of business, state and county government advisory boards.

Compliance with Section 16(a) of the Exchange Act

     Penn Mar Bancshares, Inc. did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended, at any time during the Penn Mar Bancshares, Inc.'s fiscal year ended December 31, 2000.

Item 10. Executive Compensation

     Penn Mar Bancshares, Inc. currently does not pay directors fees. Beginning in the first month of operations, directors will receive fees for their services, and will be reimbursed for expenses incurred in connection with their service as directors. Directors will receive $150.00 for each board meeting attended and $100.00 for each committee meeting attended. We expect that these directors fees will be paid in shares of common stock, valued at $10.00 per share, for the foreseeable future.

     We expect that Penn Mar Community Bank will pay Mr. Sturgill $25,000 annually, in connection with his duties as chairman of the board of Penn Mar Community Bank. This amount is payable in cash or shares of Penn Mar Bancshares, Inc. common stock at Mr. Sturgill's option. Mr. Sturgill is not a party to an employment or consulting agreement with either Penn Mar Bancshares, Inc. or Penn Mar Community Bank and he could resign at any time for any reason or be removed if the board of directors deems it in the best interests of Penn Mar Bancshares, Inc. or Penn Mar Community Bank.

     Penn Mar Bancshares, Inc. did not pay any compensation to its president and chairman, Mr. Sturgill, during the fiscal year ended December 31, 2000. None of Penn Mar Bancshares, Inc.'s other executive officers had total annual compensation during the fiscal year ended December 31, 2000 in excess of $100,000.

Employment and Executive Compensation Arrangements

     Penn Mar Bancshares, Inc. has entered into written employment agreements with Kevin P. Huffman, effective as of April 1, 2000 and Daniel E. Dutterer, effective as of September 1, 2000. Under these agreements, Mr. Huffman will serve as the vice president and secretary of Penn Mar Bancshares, Inc. at an initial annual base salary of $85,000, subject to annual review and Mr. Dutterer will serve as treasurer of Penn Mar Bancshares, Inc. at an initial annual base salary of $100,000, subject to annual review.

     Penn Mar Bancshares, Inc. may terminate either employment agreement without cause upon 30 days' prior written notice and may terminate either employment agreement for cause at any time without prior notice. Mr. Huffman and Mr. Dutterer may terminate their employment agreements at any time upon 30 days' prior written notice. Both Mr. Huffman's and Mr. Dutterer's agreement with Penn Mar Bancshares, Inc. will terminate, unless extended by the parties' mutual agreement, on the effective date of employment agreements between Mr. Huffman and Mr. Dutterer, as the case may be, and Penn Mar Community Bank, or on the date Penn Mar Bancshares, Inc.'s board of directors decides to terminate this offering.

     On the date that Penn Mar Community Bank opens for business, Mr. Huffman and Mr. Dutterer will enter into employment agreements with Penn Mar Community Bank. Under these agreements, Mr. Huffman will serve as the president of Penn Mar Community Bank at an initial annual base salary of $125,000, subject to annual review. In addition, he will receive one lump sum payment which will be calculated by multiplying $3,333 times the number of full months between the commencement date of the employment agreement between Mr. Huffman and Penn Mar Bancshares, Inc. and the opening of Penn Mar Community Bank, plus an additional amount for any portion of a month during such period pro rated on a per diem basis. Mr. Dutterer will serve as the executive vice president of Penn Mar Community Bank at an initial base salary of $100,000, subject to annual review. Each agreement will have an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term.

     Penn Mar Community Bank may terminate either employment agreement without cause upon 30 days' prior written notice and may terminate either employment agreement for cause at any time without prior notice. Mr. Huffman and Mr. Dutterer may terminate their employment agreements at any time upon 30 days' prior written notice. In the event Mr. Huffman or Mr. Dutterer are terminated without cause, they will continue to receive salary payments for the remainder of their employment term or until such time as they have found comparable employment. Both Mr. Huffman and Mr. Dutterer are required to use their best efforts to obtain comparable employment. If Mr. Huffman and Mr. Dutterer are not able to find comparable employment, any compensation they receive from any employment during the remaining term of their employment agreements is deducted from any continued salary.

     Pursuant to their agreements, if Mr. Huffman or Mr. Dutterer are employed by Penn Mar Community Bank on the date of a "change of control," Mr. Huffman is entitled to a payment of $250,000 from Penn Mar Community Bank and Mr. Dutterer is entitled to a payment of $200,000 from Penn Mar Community Bank. The employment agreements define "change of control" as (i) the acquisition by any person of forty percent (40%) or more of the outstanding shares of common stock of Penn Mar Community Bank or Penn Mar Bancshares, Inc.; (ii) the election of a majority of the members of the board of directors who were not approved or nominated by then incumbent board; or (iii) the approval by the stockholders of Penn Mar Community Bank or Penn Mar Bancshares, Inc. of (a) a reorganization, merger or consolidation of Penn Mar Community Bank or Penn Mar Bancshares, Inc.,
(b) a liquidation or dissolution of Penn Mar Community Bank or Penn Mar Bancshares, Inc. or (c) the sale or other disposition of all or substantially all of the assets of Penn Mar Community Bank or Penn Mar Bancshares, Inc.

     In their employment agreements with Penn Mar Community Bank, Mr. Huffman and Mr. Dutterer agree that for a period of six months after employment with Penn Mar Community Bank or any affiliate, they will not, directly or indirectly, own, operate or otherwise be associated with, any financial institution which is located in Frederick, Carroll or Howard Counties or Penn Mar Community Bank's market area, whichever is larger. Mr. Huffman and Mr. Dutterer also agree that for a period of one year after employment with Penn Mar Community Bank or any affiliate, they will not (i) solicit any person or entity which at the time of their termination was, or within one year prior thereto had been, a customer of Penn Mar Community Bank or any of its affiliates or (ii) solicit the employment of any person who was employed by Penn Mar Community Bank or any of its affiliates on a full or part time basis at the time of their termination of employment, unless such person (a) was involuntarily discharged by Penn Mar Community Bank or the affiliate or (b) voluntarily terminated his relationship with Penn Mar Community Bank or the affiliate prior to Mr. Huffman's or Mr. Dutterer's termination of employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the ownership of Penn Mar Bancshares, Inc.'s common stock by its directors, executive officers and persons known to own more than five percent (5%) of the common stock as of April 30, 2001. The table does not reflect the warrants granted to any of these persons. Unless otherwise noted below, we believe that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as owned by such person.

        Name and Address of                Number of Shares  Percentage of Total
        -------------------                ----------------  -------------------
          Beneficial Owner
          ----------------


      J. Geoffrey Sturgill, Jr.
      32 Wortz Drive                              24,846          27.20%
      Fairfield, PA 17320

      Richard W. Geisendaffer
      207 Glenwood Road                           20,000          21.89%
      Bel Air, MD 21014

      Vishnampet S. Jayanthinathan
      5216 Ernie Lane                             10,000          10.95%
      Frederick, MD 21703

      Kevin P. Huffman
      7721 Sandstone Court                         5,000           5.47%
      Ellicott City, MD 21043

      Jeffrey I. Hurwitz
      1 South Market Place                        10,000          10.95%
      Frederick, MD 21701

      Ronald Krablin IRA
      47 Spruce Drive                             10,000          10.95%
      Gettysburg, PA 17325

      Daniel E. Dutterer
      3301 Black Steer Drive                       1,500           1.64%
      Finksburg, MD 21048

      Kevin E. Dayhoff
      P.O. Box 124                                10,000          10.95%
      Westminster, MD 21158-0124

      Executive Officers and Directors as a
      Group (8 persons)                           91,346            100%

Item 12.  Certain Relationships and Related Transactions

Warrants

         Prior to this offering, the organizers of Penn Mar Bancshares, Inc. and Penn Mar Community Bank purchased an aggregate of 91,346 shares of our common stock at a purchase price of $10.00 per share. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance of the exemption provided by Section 4(2) of the Securities Act and the rules of the Securities and Exchange Commission promulgated under Section 4(2). The primary purpose of this "organizational offering" was to provide Penn Mar Bancshares, Inc. with the capital necessary to fund our initial organizational and operating expenses.

         In recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering, each purchaser in the organizational offering received, for no additional consideration, a warrant to purchase one share of common stock at $10.00 per share for every one share that they purchased in the organizational offering. As a result, we issued warrants to purchase an aggregate of 91,346 shares of common stock to the purchasers in the organizational offering.

         The warrants become exercisable on the later of the date that Penn Mar Community Bank opens for business or one year from the termination date of this offering and are exercisable in whole or in part until that date which is ten years from the date of this prospectus. The warrants and the shares issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. If the Maryland Commissioner of Financial Regulation or the Federal Deposit Insurance Corporation issues a capital directive or other order requiring Penn Mar Community Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

Real Property

         Westminster, Maryland

         We have entered into a lease with 309 Woodward, LLC, a company owned by five of the directors of Penn Mar Bancshares, Inc., for the property in Westminster, Maryland upon which we propose to construct a building to house our executive offices and the main branch of Penn Mar Community Bank. We will pay 309 Woodward, LLC annual base rent of $35 per square foot during the first year of the lease term. The first year's annual base rent will total $157,500, assuming the building is 4,500 square feet, as anticipated. As described earlier in this prospectus, under the caption "Proposed Business of Penn Mar Community Bank - Properties," base rent will increase each year. We will also pay 309 Woodward, LLC for insurance costs incurred by that company. In addition, we will pay taxes, utilities, and maintenance expenses, although those amounts will be paid directly rather than as reimbursements to 309 Woodward, LLC for the payment of such expenses. The lease has an initial term of seven years, and we have the right to renew the lease for three additional terms of five years.

         In order to obtain the building permits for this property, Penn Mar Bancshares, Inc. advanced $53,883 to 309 Woodward LLC. This advance was used to pledge a surety bond for a public works agreement. 309 Woodward LLC has not reimbursed Penn Mar Bancshares, Inc. for this advance. 309 Woodward LLC expects to reimburse Penn Mar Bancshares, Inc. upon receipt of construction/permanent loan financing. There can be no assurances that 309 Woodward LLC will receive such financing. If 309 Woodward LLC does not receive this financing, it will not be able to reimburse Penn Mar Bancshares, Inc. for the advance.

         Messrs. Sturgill, Huffman, Geisendaffer, Krablin and Dutterer are the owners of 309 Woodward, LLC, and each holds an equal interest in that company.

         Frederick, Maryland

         We have entered into a lease with Riverside Property Development, LLC, a company owned solely by Jeffrey Hurwitz, a director of Penn Mar Bancshares, Inc., for the property in Frederick, Maryland upon which we may construct a building to house the Frederick branch of Penn Mar Community Bank if we raise sufficient funds in this offering. We will pay Riverside Property Development, LLC annual base rent of $50,400 during the first year of the lease term. As described earlier in this prospectus, under the caption "Proposed Business of Penn Mar Community Bank - Properties," this lease has an initial term of one year, and we have the option to renew for four additional terms of one year, and a final term of seven years. During any renewal term, base rent will increase. In addition, we will pay taxes and maintenance expenses on the property. If a building is constructed on the property, we will pay Riverside Property Development, LLC for insurance costs incurred by that company, and we will pay utilities and building maintenance expenses directly to the providers of such services.

Banking Transactions

         We anticipate that our directors and officers and the business and professional organizations with which they are associated will have banking transactions with Penn Mar Community Bank in the ordinary course of business. It will be our policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Penn Mar Community Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from considering any such loan application.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed by Penn Mar Bancshares, Inc. as a part of, and are hereby incorporated by reference from, Penn Mar Bancshares, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-51838

Exhibit
No.         Description of Exhibit
---         ----------------------

  *3.1      Articles of Incorporation of Penn Mar Bancshares, Inc.
  *3.2      Bylaws of Penn Mar Bancshares, Inc.
  *4.1      Rights of Holders of Common Stock (as contained in the Articles of
            Incorporation included herein as Exhibit 3.1)
  *4.2      Form of Common Stock Certificate
  *4.3      Form of Warrant
 *10.1      Form of Amended and Restated Employment Agreement between Penn Mar
            Bancshares, Inc. and Kevin P. Huffman

 *10.2 Form of Employment Agreement between Penn Mar Community Bank and Kevin P. Huffman
 *10.3 Form of Employment Agreement between Penn Mar Bancshares, Inc. and Daniel E. Dutterer
 *10.4 Form of Employment Agreement between Penn Mar Community Bank and Daniel E. Dutterer
 *10.5 Office Lease Agreement dated November 8, 2000 between Penn Mar Bancshares, Inc. and 309 Woodward, LLC
 *10.6 Office Lease Agreement dated November 28, 2000 between Penn Mar Bancshares, Inc. and Riverside Property Development, LLC

         (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PENN MAR BANCSHARES, INC.

Date: May 4, 2001                 By: /s/ J. Geoffrey Sturgill, Jr.
                                     ----------------------------------
                                         J. Geoffrey Sturgill, Jr.
                                         President and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                  Position                                               Date
                   ----                  --------                                               ----
/s/ J. Geoffrey Sturgill, Jr.            Director, President and Chairman
---------------------------------        (Principal Executive Officer)                          May 4, 2001
J. Geoffrey Sturgill, Jr.

/s/ Kevin P. Huffman                     Director, Vice President
---------------------------------        and Secretary                                          May 4, 2001
Kevin P. Huffman

/s/ Daniel E. Dutterer                   Director and Treasurer
---------------------------------        (Principal Accounting and                              May 4, 2001
Daniel E. Dutterer                       Financial Officer)


---------------------------------        Director
Richard W. Geisendaffer


---------------------------------        Director
Vishnampet S. Jayanthinathan

/s/ Ronald Krablin, M.D.                 Director                                               May 4, 2001
---------------------------------
Ronald Krablin, M.D.

                                         Director
---------------------------------
Jeffrey I. Hurwitz

/s/ Kevin E. Dayhoff                     Director                                               May 4, 2001
---------------------------------
Kevin E. Dayhoff

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
              15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     Penn Mar Bancshares, Inc. has not sent and will not send to its security holders an annual report other than this annual report on Form 10-KSB. The registrant has eight stockholders, and no proxy materials have been provided to such stockholders.

                                  EXHIBIT INDEX


Exhibit
No.               Description of Exhibit
---               ----------------------

  *3.1   Articles of Incorporation of Penn Mar Bancshares, Inc.
  *3.2   Bylaws of Penn Mar Bancshares, Inc.
  *4.1 Rights of Holders of Common Stock (as contained in the Articles of Incorporation included herein as Exhibit 3.1)
  *4.2   Form of Common Stock Certificate
  *4.3   Form of Warrant
  *5.1 Opinion of Ober, Kaler, Grimes & Shriver, a Professional Corporation, as to legality of Common Stock
 *10.1 Form of Amended and Restated Employment Agreement between Penn Mar Bancshares, Inc. and Kevin P. Huffman
 *10.2   Form of Employment Agreement between Penn Mar Community Bank and Kevin
         P. Huffman
 *10.3 Form of Employment Agreement between Penn Mar Bancshares, Inc. and Daniel E. Dutterer
 *10.4   Form of Employment Agreement between Penn Mar Community Bank and Daniel
         E. Dutterer
 *10.5 Office Lease Agreement dated November 8, 2000 between Penn Mar Bancshares, Inc. and 309 Woodward, LLC
 *10.6 Office Lease Agreement dated November 28, 2000 between Penn Mar Bancshares, Inc. and Riverside Property Development, LLC