Form 10QSB
period 2001-03-31
PENN MAR BANCSHARES INC
filed 2001-05-15
CIK 1098683

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

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

                                 (410) 848-3330
                                 --------------
                                (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___
    ---

     The number of shares outstanding of the issuer's Common Stock was 91,346 as of May 8, 2001.

     Transitional Small Business Disclosure Format (check one):

                                   Yes ___ No  X
                                              ---

                        Part I     FINANCIAL INFORMATION


Item 1    Financial Statements


                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                                Balance Sheets


                                                           March 31, 2001  December 31,2000
-------------------------------------------------------------------------------------------
                                                              (unaudited)
                                    Assets
Cash and cash equivalents                                      $ 137,699          $ 379,527
Advances to related entity                                        53,833             53,833
Prepaid rent                                                      39,150             39,150
Accrued interest                                                      25                 30
Deferred income taxes                                             10,643             10,643
Premises and equipment                                           152,825            156,467
                                                               ---------          ---------

                                                               $ 394,175          $ 639,650
                                                               =========          =========


                     Liabilities and Stockholders' Equity


Accounts payable and accrued expenses                          $  93,816          $ 102,584
                                                               ---------          ---------

Stockholders' equity
  Common stock, par value $.01 per share; authorized
    9,000,000 shares, issued and outstanding 91,346 at
   March 31, 2001 and December 31, 2000                              913                913
  Preferred stock, par value $.01 per share; authorized
    1,000 shares, none issued and outstanding                          -                  -
  Additional paid-in capital                                     965,606            965,606
  Deficit accumulated during the development stage              (666,160)          (429,453)
                                                               ---------          ---------
                                                                 300,359            537,066
                                                               ---------          ---------

                                                               $ 394,175          $ 639,650
                                                               =========          =========


   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                              Statements of Loss
--------------------------------------------------------------------------------

                                    Three Months  Three Months   Eighteen Months
                                       Ended          Ended       From Inception
                                     March 31,      March 31,      to March 31,
                                       2001           2000             2001
--------------------------------------------------------------------------------
                                    (unaudited)     (unaudited)     (unaudited)
Interest and dividend revenue       $    3,726    $    11,775    $     52,353

Expenses
   Salary and benefits                 104,982                        221,765
   Legal and consultant fees            67,737         16,345         369,711
   Other operating                      67,714          2,050         127,037
                                    ----------    -----------    ------------
                                       240,433         18,395         718,513
                                    ----------    -----------    ------------
   Income before income taxes         (236,707)        (6,620)       (666,160)
   Income taxes                              -              -               -

Net loss                            $ (236,707)   $    (6,620)   $   (666,160)
                                    ==========    ===========    ============

Basic and diluted loss per share    $    (2.59)   $     (0.07)   $      (7.29)
                                    ==========    ===========    ============

   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows

----------------------------------------------------------------------------------------------------
                                                       Three Months   Three Months   Eighteen Months
                                                          Ended           Ended       From Inception
                                                        March 31,       March 31,      to March 31,
                                                           2001           2000              2001
----------------------------------------------------------------------------------------------------
                                                         (unaudited)  (unaudited)      (unaudited)
Cash flows from operating activities
  Interest and dividend revenue                           $   3,731       $ 11,459        $   52,327
  Cash paid for operating expenses                         (236,355)       (27,955)         (656,934)
  Income taxes paid                                          (9,204)                         (10,226)
                                                       ------------       --------        ----------
                                                           (241,828)       (16,496)         (614,833)
Cash flows from investing activities
   Cash paid for premises and fixed assets                        -         (4,127)         (160,154)
   Advances to related entity                                     -                          (53,833)
                                                       ------------       --------        ----------
                                                                            (4,127)         (213,987)
Cash flow from financing activities
   Common stock sold                                              -        100,000         1,363,460
   Common stock redeemed                                          -        (88,930)         (396,941)
                                                       ------------       --------        ----------
                                                                            11,070           966,519
Net increase in cash and cash equivalents                  (241,828)        (9,553)          137,699
   Cash and cash equivalents at beginning of
   period                                                   379,527        848,639                 -
                                                       ------------       --------        ----------
   Cash and cash equivalents at end of period             $ 137,699        839,086           137,699
                                                       ============       ========        ==========
Reconciliation of net loss to net cash provided by
operating activities
   Net loss                                               $(236,707)      $ (6,620)       $ (666,160)
   Adjustment to reconcile net loss to net cash
used in operating activities
     Depreciation and amortization                            3,642                            7,329
     Deferred income taxes                                        -              -           (10,643)
   Decrease (increase) in:
     Accrued interest                                             5           (317)              (25)
     Prepared rent                                                           4,500           (39,150)
   (Decrease) increase in:
     Accounts payable and accrued expenses                   (8,768)       (14,059)           93,816
                                                       ------------       --------        ----------
                                                          $(241,828)      $(16,496)       $ (614,833)
                                                       ============       ========        ==========


   The accompanying notes are an integral part of these financial statements

1.   Summary of Significant Accounting Policies

General

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Penn Mar Bancshares, Inc.'s 2000 Annual Report on Form 10-KSB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2001.

     The accounting and reporting policies of Penn Mar Bancshares, Inc. (the "Company") conform to generally accepted accounting principles.

Organization costs

     Expenses incurred in the organization and development of the Bank and the Holding Company are recorded as expense as incurred. For income tax purposes these amounts are capitalized and amortized over 60 months beginning on the date business commences.

2.   Initial Public Offering

     On February 7, 2001 the Company began offering between 500,000 and 1,000,000 shares of its common stock at $10.00 per share pursuant to a registration statement filed with the Securities and Exchange Commission. The proceeds of the public offering are being held in escrow until the Company receives subscriptions for 500,000 shares and other conditions are satisfied.

Item 2    Management's Plan of Operation

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

     Penn Mar Bancshares, Inc. has filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of its common stock, at an offering price of $10.00 per share. The

Registration Statement became effective on February 7, 2001. The offering is ongoing as of the date of this report. The primary purpose of the offering is to raise the necessary capital to form and capitalize Penn Mar Community Bank. Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 500,000 shares. As of the date of this report, such condition had not been satisfied.

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

     Penn Mar Community Bank anticipates incurring expenses of approximately $550,000 in salary and benefits in the first year of operation. As of March 31, 2001, Penn Mar Bancshares, Inc. has spent approximately $105,000 in salary and benefits for its five employees during the first quarter of 2001. Additionally, Penn Mar Bancshares, Inc. incurred approximately $135,400 of expenses on professional fees and other operating expenses in the first quarter of 2001.

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

Employees

     As of March 31, 2001, Penn Mar Bancshares, Inc. employed five individuals. Once Penn Mar Community Bank opens for business, these employees will cease being employees of Penn Mar Bancshares, Inc. and will become employees of Penn Mar Community Bank.

     It is anticipated that Penn Mar Community Bank initially will employ approximately 11 people, including officers of Penn Mar Community Bank. If Penn Mar Community Bank decides to open a branch in Frederick, Maryland, more employees would need to be hired.

     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTER REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF PENN MAR BANCHSHARES, INC.'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN PENN MAR BANCSHARES, INC.'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; DEPENDANCE ON KEY PERSONNEL; RISKS RELATED TO PENN MAR COMMUNITY BANK'S LENDING LIMIT; RISKS OF A COMPETITIVE MARKET; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; AND EFFECTS OF DEVELOPMENTS IN TECHNOLOGY. PENN MAR BANCSHARES, INC.'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

                         Part II     OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities and Use of Proceeds

          (a)  Not applicable

          (b)  Not applicable

          (c)  Not applicable

          (d)  Use of Proceeds

                  (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was February 7, 2001. The commission file number assigned to the registration statement was 333-51838.

                  (2)  The offering commenced on February 7, 2001.

                  (3) As of the date of this report, the offering has not terminated.

                  (4) (i) As of the date of this report, the offering has not terminated.

                       (ii)   The offering was not underwritten.

                       (iii) Penn Mar Bancshares, Inc.'s common stock, $0.01 par value per share, was registered in the offering.

                       (iv) Penn Mar Bancshares, Inc. registered 1,000,000 shares of common stock in the offering, with an aggregate price of $10,000,000. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to the sale of 500,000 shares. As of the date of this report such condition has not been satisfied and no proceeds have been released from escrow.

                       (v) Not applicable. The conditions of the offering were not satisfied as of March 31, 2001 and, accordingly, there has been no issuance or distribution of any securities in connection with this offering.

                       (vi) Not applicable. As of the date of this report, the conditions of the offering have not been satisfied and proceeds have not been released.

                       (vii) Not applicable. As of the date of this report, the conditions of the offering have not been satisfied and proceeds have not been released.

                       (viii) Not applicable.

Item 3    Defaults Upon Senior Securities

          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5    Other Information

     Subsequent Events

     On April 27, 2001, Penn Mar Bancshares, Inc. filed a Prospectus Supplement relating to the extension of the termination date of its initial public offering of common stock from 5:00 p.m. Eastern Time on April 30, 2001 to 5:00 p.m. Eastern Time on July 31, 2001. As described in the Penn Mar Bancshares, Inc.'s Prospectus dated February 7, 2001, Penn Mar Bancshares, Inc. reserves the right to terminate the offering.

Item 6    Exhibits and Reports on Form 8-K

          (a)  None

          (b)  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENN MAR BANCSHARES, INC.

Date:    May 14, 2001                By: /s/ J. Geoffrey Sturgill
                                     ----------------------------
                                         J. Geoffrey Sturgill, President
                                         (Principal Executive Officer)

Date:    May 14, 2001                By: /s/ Daniel E. Dutterer
                                     --------------------------
                                         Daniel E. Dutterer, Treasurer
                                         (Principal Accounting and Financial
                                         Officer)