Form 10QSB
period 2001-06-30
PENN MAR BANCSHARES INC
filed 2001-08-20
CIK 1098683

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

Yes  X    No ___
    ---

     The number of shares outstanding of the issuer's Common Stock was 91,346 as of August 12, 2001.

     Transitional Small Business Disclosure Format (check one):

                                Yes ___  No  X
                                            ---

                         Part I FINANCIAL INFORMATION

Item 1   Financial Statements

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                                Balance Sheets


                                                                       June 30, 2001             December 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)
                                      Assets
Cash and cash equivalents                                                  $  42,919                     $ 379,527
Advances to related entity                                                    37,424                        53,833
Prepaid rent                                                                   - 0 -                        39,150
Accrued interest                                                               - 0 -                            30
Deferred income taxes                                                         10,643                        10,643
Premises and equipment                                                       322,883                       156,467
                                                                           ---------                     ---------
                                                                           $ 413,869                     $ 639,650
                                                                           =========                     =========

          Liabilities and Stockholders' Equity
Accounts payable and accrued expenses                                      $ 265,964                     $ 102,584
                                                                           ---------                     ---------

Stockholders' equity

     Common stock, par value $.01 per share;
      authorized 9,000,000 shares; issued and
      outstanding 91,346 at March 31, 2001 and
      December 31, 2000                                                          913                           913

     Preferred stock, par value $.01 per share;
      authorized, 1,000 shares, none issued and
      outstanding                                                                  -                             -

     Additional paid-in capital                                              965,606                       965,606

     Deficit accumulated during the development stage                       (818,614)                     (429,453)
                                                                           ---------                     ---------
                                                                             147,905                       537,066
                                                                           ---------                     ---------
                                                                           $ 413,869                     $ 639,650
                                                                           =========                     =========

   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                              Statements of Loss


-----------------------------------------------------------------------------------------------------------------------------
                                                               Six Months               Six Months              Twenty-One
                                                                 Ended                    Ended                 Months From
                                                                June 30,                 June 30,              Inception to
                                                                  2001                     2000                June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                               (unaudited)              (unaudited)             (unaudited)
Interest and dividend income                                    $   4,418                $  23,134               $  53,015

Expenses
     Salary and benefits                                        $ 190,508                   22,932                 282,958
     Legal and consultant fees                                    160,177                   72,792                 383,752
     Other operating                                              134,609                    8,493                 204,919
                                                                ---------                ---------               ---------
                                                                  485,294                  104,217                 871,629
                                                                ---------                ---------               ---------
     Loss before income taxes                                    (480,876)                 (81,083)               (818,614)

Net loss                                                        $(480,876)               $ (81,083)              $(818,614)
                                                                =========                =========               =========

Basic and diluted loss per share                                $   (5.26)               $   (0.89)              $   (8.96)
                                                                =========                =========               =========

   The accompanying notes are an integral part of these financial statements

                           Penn Mar Bancshares, Inc.
                         (A Development Stage Company)

                           Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------------------
                                                           Six Months        Six Months          Twenty-One Months
                                                         Ended June 30,    Ended June 30,        From Inception to
                                                              2001              2000               June 30, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                           (unaudited)       (unaudited)            (unaudited)
Cash flows from operating activities
     Interest and dividend revenue                          $   4,418         $  22,817             $   53,015
     Cash paid for operating expenses                        (215,708)         (182,069)              (598,160)
     Income taxes paid                                      (  10,819)                -              (  10,819)
                                                            ---------         ---------             ----------
                                                             (222,109)         (159,252)              (555,964)
Cash flows from investing activities
     Cash paid for premises and fixed  assets               $ 170,058)         (  4,127)            $  330,212)
     Proceeds from (to) related entity                         55,559          ( 39,150)            $   37,424)
                                                            ---------         ---------             ----------
                                                             (114,499)         ( 43,277)              (367,636)
Cash flow from financing activities
     Common stock sold                                              -           100,000              1,363,460
     Common stock redeemed                                          -          ( 88,930)            (  396,941)
                                                            ---------         ---------             ----------
                                                                    -            11,070                966,519
Net decrease in cash and cash equivalents                    (336,608)         (191,459)                     -
     Cash and cash equivalents at
      beginning of Period                                     379,527           848,639
                                                            ---------         ---------             ----------
     Cash and cash equivalents at end of period             $  42,919         $ 657,180             $   42,919
Reconciliation of net loss to net                           =========         =========             ==========
 cash provided by operating activities
     Net loss                                               $(480,876)        $( 81,083)            $( 818,614)
        Adjustment to reconcile net
        loss to net cash used in
        operating activities
       Depreciation and amortization                            3,642                 -                  7,329
       Deferred income taxes                                        -                 -             (   10,643)
     Decrease (increase) in:
       Accrued interest                                             -          (    317)                     -
       Prepaid rent                                                 -             4,500                      -
     (Decrease) increase in:
       Accounts payable and accrued expenses                  199,566          ( 43,202)               265,964
       (Increase) decrease in prepaid expenses                 55,559          ( 39,150)            ----------
                                                            ---------         ---------
                                                            $(222,109)        $(159,252)            $ (555,964)
                                                            =========         =========             ==========

  The accompanying notes are an integral part of these financial statements.

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

     Penn Mar Bancshares, Inc. has filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of its common stock, at an offering price of $10.00 per share. The Registration Statement became effective on February 7, 2001. The offering was ongoing as of the date of this report. The primary purpose of the offering is to raise the necessary capital to form and capitalize Penn Mar Community Bank. Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 500,000 shares. As of the date of this report, such condition had not been satisfied.

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

Plan of Operations

     If Penn Mar Community Bank meets conditions for opening, it will begin business from its offices in Westminster, Maryland. Penn Mar Community Bank will accept checking and savings deposits, and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

     We expect that Penn Mar Community Bank will incur approximately $400,000 in expenses in leasehold improvements for its offices and for furniture, fixtures and equipment if the minimum number of shares is sold, or $550,000 if the proceeds are at least $7,000,000 and Penn Mar Community Bank opens a branch in Frederick, Maryland. The furniture and equipment was delivered in June 2001.

     Penn Mar Community Bank has contracted with an outside vendor for its data processing. The data processing equipment was delivered in June 2001. Penn Mar Bancshares, Inc. incurred a one-time capital expenditure of $200,000 and anticipates annual costs in the first year of operations of approximately $50,000 for data processing services.

     Penn Mar Community Bank anticipates incurring expenses of approximately $550,000 in salary and benefits in the first year of operation. As of June 30, 2001, Penn Mar Bancshares, Inc. has spent approximately $191,000 in salary and benefits for its employees during the first and second quarters of 2001. Additionally, $294,000 of expenses has been incurred for professional fees and other operating expenses in the first and second quarters of 2001.

Cash Requirements

     As of June 30, 2001, Penn Mar Bancshares, Inc. did not have sufficient cash or other liquid assets to meet its financial obligations. Penn Mar Bancshares, Inc. will seek to obtain loans from its organizers to fund its obligations. As of the date of this report no such arrangements for a loan from the organizers have been made and there can be no assurances that the organizers would agree to loan money to Penn Mar Bancshares, Inc. If Penn Mar Bancshares, Inc. does not receive a loan from its organizers or if a loan from its organizers is not sufficient to meet Penn Mar Bancshares, Inc.'s financial obligations, Penn Mar Bancshares, Inc. will liquidate its assets.

Employees

     On June 15, 2001, the Vice President of Penn Mar Bancshares, Inc. signed an employment agreement with Michael W. Hunter, effective as of June 18, 2001. Board of Directors approval for this employment agreement was subject to two conditions which have not been fulfilled as of the date of this report. The terms of the agreement provide for Mr. Hunter to serve as vice president of Penn Mar Bancshares, Inc. at an annual base salary of $125,000. The term of this agreement is three years, and unless terminated, is automatically renewed for one-year terms unless Penn Mar Bancshares, Inc. gives 90 days prior written notice. This employment agreement is terminated if Penn Mar Community Bank fails to open for any reason.

     Penn Mar Bancshares, Inc. may terminate Mr. Hunter's employment agreement for cause immediately upon written notice. Cause for termination includes a conviction or the entry of a guilty plea to any crime involving moral turpitude or willful misconduct or the failure to perform his responsibilities in the best interests of Penn Mar Bancshares, Inc. In order to terminate Mr. Hunter for willful misconduct or failure to perform his responsibilities in the best interests of

Penn Mar Bancshares, Inc., Penn Mar Bancshares, Inc. must provide Mr. Hunter with written notice. Mr. Hunter then has 45 days to correct and cure or commence and continue to pursue the correction or curing of his misconduct or failure to perform. Mr. Hunter may terminate his employment with Penn Mar Bancshares, Inc. upon 45 days written notice if the employment agreement is materially breached or there is a material reduction in his responsibilities. If Mr. Hunter is terminated under these provisions, Penn Mar Bancshares, Inc. will no longer be obligated to pay any salary or benefits to Mr. Hunter. However, if Mr. Hunter is terminated within 180 days of the expiration of the agreement, Penn Mar Bancshares, Inc. must pay Mr. Hunter six months of his base salary in effect at the time of his termination in addition to a pro rata share of the prior year's bonus. In addition, Penn Mar Bancshares, Inc. must continue his medical benefits for six months.

     In his employment agreement with Penn Mar Bancshares, Inc., Mr. Hunter agrees that for a period of six months after employment with Penn Mar Bancshares, Inc. or any affiliate, he will not, directly or indirectly, own operate or otherwise be associated with, any financial institution which is located in Frederick, Carroll or Howard Counties. Mr. Hunter also agrees that after one year of employment with Penn Mar Bancshares, Inc., he will not either directly or indirectly, solicit the employment of any person who was employed by Penn Mar Community Bank or any of its affiliates on a full or part time basis at the time of Mr. Hunter's termination unless that employee (i) was involuntarily discharged by Penn Mar Bancshares, Inc. or any of its affiliates, or (ii) voluntarily terminated his relationship with Penn Mar Bancshares, Inc. or any affiliate prior to Mr. Hunter's termination of employment.

     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF PENN MAR BANCHSHARES, INC.'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN PENN MAR BANCSHARES, INC.'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; THE PROSPECT THAT PENN MAR COMMUNITY BANK WILL FAIL TO OPEN; DEPENDENCE ON KEY PERSONNEL; RISKS RELATED TO PENN MAR COMMUNITY BANK'S LENDING LIMIT; RISKS OF A COMPETITIVE MARKET; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; AND EFFECTS OF DEVELOPMENTS IN TECHNOLOGY. PENN MAR BANCSHARES, INC.'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

                    (v) Not applicable. The conditions of the offering were not satisfied as of June 30, 2001 and, accordingly, there has been no issuance or distribution of any securities in connection with this offering.

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

                    (viii) Not applicable.

Item 3    Defaults Upon Senior Securities

          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5    Other Information

     Subsequent Events

     On July 27, 2001, the Board of Directors of Penn Mar Bancshares, Inc. deemed it in the best interests of Penn Mar Bancshares, Inc. to abandon efforts to raise the minimum of $5,000,000 in capital for the purpose of capitalizing Penn Mar Community Bank and terminate the public offering. Consequently, the Board of Directors passed resolutions to abandon efforts to raise capital and terminate the public offering. Additionally, on August 2, 2001, Penn Mar Bancshares, Inc. filed Post-Effective No. 1 to its registration statement on Form SB-2 deregistering the unsold 1,000,000 shares of common stock, $0.01 par value per share.

Item 6    Exhibits and Reports on Form 8-K

          (a)  None

          (b)  None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENN MAR BANCSHARES, INC.

Date: August 18, 2001                       By: /s/ Geoffrey Sturgill, Jr.
                                                --------------------------------
                                                J. Geoffrey Sturgill, President
                                                (Principal Executive Officer)

Date: August 18, 2001                       By: /s/ Ronald Krablin, M.D.
                                                --------------------------------
                                                Ronald Krablin, M.D., Treasurer
                                                (Principal Accounting and
                                                Financial Officer)