Form 10QSB
period 2001-09-30
PENN MAR BANCSHARES INC
filed 2001-12-28
CIK 1098683

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                        to

                        Commission File Number 333-51838

                            PENN MAR BANCSHARES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

         Maryland                                      52-2196765
         --------                                      ----------
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                         Identification No.)


                135 East Main Street, Westminster, Maryland     21157
                -------------------------------------------     -----
               (Address of principal executive offices)        (Zip Code)

                                 (717) 642-9054
                                 --------------
                                (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                                                             -

         The number of shares outstanding of the issuer's Common Stock was 91,346 as of December 20, 2001.

         Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X
                                             -

                          Part I FINANCIAL INFORMATION

Item 1     Financial Statements

                            Penn Mar Bancshares, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                   September 30, 2001            December 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
                                        Assets

Cash and cash equivalents                                                 $     6,546                    $ 379,527
Advances to related entity                                                        -0-                       53,833
Prepaid rent                                                                      -0-                       39,150
Accrued interest                                                                  -0-                           30
Deferred income taxes                                                             -0-                       10,643
Premises and equipment subject to transfer pursuant to
Asset Purchase and Liability Assumption Agreement                             364,298                      156,467
                                                                          -----------                    ---------
                                                                          $   370,844                    $ 639,650
                                                                          ===========                    =========

                     Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                     $    74,210                    $ 102,584
Accounts payable and accrued expenses subject to
assumption pursuant to Asset Purchase and Liability
Assumption Agreement                                                          364,298                            -
                                                                          -----------                    ---------
Stockholders' equity
   Common stock, par value $.01 per share; authorized
     9,000,000 shares; issued and outstanding 91,346 at
     March 31, 2001 and December 31, 2000                                         913                          913
   Preferred stock, par value $.01 per share;
     authorized, 1,000 shares, none issued and
     outstanding                                                                    -                            -
   Additional paid-in capital                                                 965,606                      965,606
   Deficit accumulated during the development stage                        (1,034,183)                    (429,453)
                                                                          -----------                    ---------
                                                                              (67,664)                     537,066
                                                                          -----------                    ---------
                                                                          $  $370,844                    $ 639,650
                                                                          ===========                    =========

    The accompanying notes are an integral part of these financial statements

                            Penn Mar Bancshares, Inc.
                          (A Development Stage Company)

                               Statements of Loss

----------------------------------------------------------------------------------------------------------------------

                                                                   Nine Months     Nine Months       Twenty-Four
                                                                      Ended      Ended September     Months From
                                                                  September 30,     30, 2000        Inception to
                                                                       2001                         September 30,
                                                                                                         2001
---------------------------------------------------------------------------------------------------------------------

                                                                    (unaudited)    (unaudited)       (unaudited)
Interest and dividend income                                       $     4,551    $    34,808       $    53,148


Expenses

   Salary and benefits                                             $   227,608         56,607           320,058

   Legal and consultant fees                                           235,534        115,419           459,109

   Other operating                                                     235,956         22,159           308,164
                                                                   -----------    -----------       -----------
                                                                       699,098        194,185         1,087,331
                                                                   -----------    -----------       -----------
   Loss before income taxes                                           (694,547)      (159,377)       (1,034,183)


Net loss                                                           $  (695,547)   $  (159,377)      $(1,034,183)
                                                                   ===========    ===========       ===========

Basic and diluted loss per share                                   $     (7.61)   $     (1.74)      $    (11.32)
                                                                   ===========    ===========       ===========

    The accompanying notes are an integral part of these financial statements

                            Penn Mar Bancshares, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                                           Twenty-Four
                                             Nine Months           Nine Months             Months From
                                                Ended                 Ended               Inception to
                                              September             September             September 30,
                                              30, 2001              30, 2000                  2001
-----------------------------------------------------------------------------------------------------------
                                              (unaudited)           (unaudited)             (unaudited)
Cash flows from operating activities
   Interest and dividend revenue                 $  4,551            $ 34,491            $    53,148
   Cash paid for operating expenses              (252,214)           (186,782)              (580,608)
   Income taxes paid                             ( 10,819)                  -               ( 10,819)
                                                ---------           ----------           -----------
                                                 (258,482)           (152,291)              (538,279)
Cash flows from investing activities
   Cash paid for premises and fixed
   assets                                       $(170,058)           (  4,127)           $  (421,694)
   Proceeds from (to) related entity               55,559            ( 39,150)                     -
                                                ---------           ---------
                                                 (114,499)           ( 43,277)              (421,694)
Cash flow from financing activities
   Common stock sold                                    -             100,000              1,363,460
   Common stock redeemed                                -            ( 88,930)              (396,941)
                                                ---------           ---------            -----------
                                                        -              11,070                966,519
Net increase (decrease) in cash and
   cash equivalents                              (372,981)           (184,498)                 6,546
   Cash and cash equivalents at
   beginning of Period                            379,527             848,639                      -
   Cash and cash equivalents at end of          ---------           ---------            -----------
   period                                       $   6,546           $ 664,141            $    6,546
                                                =========           =========            ===========
Reconciliation of net loss to net cash
   provided by operating activities
   Net loss                                     $(695,547)          $(159,377)           $(1,034,813)
      Adjustment to reconcile net loss
      to net cash used in operating
      activities
      Depreciation and amortization                 3,642                   -                  7,329
   Loss on sale of assets                          46,570                   -                 46,570
Decrease (increase) in:
     Accrued interest                                   -             (   317)                     -
   (Decrease) increase in:
     Accounts payable and accrued
     expenses                                     331,294              46,553                442,635

     (Increase) decrease in prepaid
     expenses                                      55,559             (39,150)                     -
                                                ---------           ---------            -----------
                                                $(258,482)          $(152,291)           $  (538,279)
                                                ==========          =========            ===========

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

     2. Initial Public Offering

          On February 7, 2001 the Company began offering between 500,000 and 1,000,000 shares of its common stock at $10.00 per share pursuant to a registration statement filed with the Securities and Exchange Commission. On July 27, 2001, the Board of Directors of the Company passed a resolution to abandon efforts to raise capital and terminate the public offering. On August 2, 2001, the Company filed Post-Effective Amendment No. 1 to its registration statement on Form SB-2 deregistering the 1,000,000 shares of common stock.

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

          Penn Mar Bancshares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 500,000 shares and a maximum of 1,000,000 shares of its common stock, $0.01 par value per share, at an offering price of $10.00 per share. The Registration Statement became effective on February 7, 2001. On July 27, 2001, the Board of Directors of Penn Mar Bancshares, Inc. terminated the public offering and abandoned efforts to raise capital for the purpose of capitalizing Penn Mar

Community Bank. On August 2, 2001, Penn Mar Bancshares, Inc. filed Post-Effective Amendment No. 1 to its Registration Statement deregistering the 1,000,000 shares of common stock.

Plan of Operation

     As of the date of this report, Penn Mar Bancshares, Inc. is in the process of winding down its business.

Transfer of Assets

     On September 26, 2001, the stockholders of Penn Mar Bancshares, Inc. held a special meeting for the purpose of considering the transfer of all or substantially all of the assets of Penn Mar Bancshares, Inc. to SGJ, Inc. In consideration for the asset transfer, SGJ, Inc. agreed to assume certain liabilities of Penn Mar Bancshares, Inc. At the meeting, a motion was made to approve the asset transfer pursuant to an Asset Purchase and Liability Assumption Agreement, and approve the filing of the Articles of Transfer with the Maryland State Department of Assessments and Taxation. With 81.9% of the outstanding shares of Penn Mar Bancshares, Inc. voting for the motion, the motion passed. The Articles of Transfer were filed with the Maryland Department of Assessments and Taxation on September 27, 2001. Assets of $364,298 and liabilities of $364,298 remain on the books of Penn Mar Bancshares, Inc. subject to transfer and assumption pursuant to the Asset Purchase and Liability Assumption Agreement.

Cash Requirements

     As of September 30, 2001, Penn Mar Bancshares, Inc. did not have sufficient cash or other liquid assets to meet its financial obligations. Penn Mar Bancshares, Inc. will use whatever assets it has to pay its financial obligations. As of the date of this report, Penn Mar Bancshares, Inc. has sold a computer and peripheral equipment for an aggregate price of approximately $4,000. Additionally, in September 2001, Penn Mar Bancshares, Inc. sold two automobiles for an aggregate price of approximately $40,000. These funds were used to meet Penn Mar Bancshares, Inc.'s financial obligations.

Employees

     On July 27, 2001, the Board of Directors, in connection with its decision to terminate the public offering, terminated all Penn Mar Bancshares, Inc. employees. Therefore, as of July 27, 2001, Penn Mar Bancshares, Inc. had no employees and Penn Mar Bancshares, Inc. will not hire any new employees.

     IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF PENN MAR BANCHSHARES, INC.'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN PENN MAR BANCSHARES, INC.'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; THE PROSPECT THAT PENN MAR COMMUNITY WILL FAIL TO OPEN; DEPENDENCE ON KEY PERSONNEL; RISKS RELATED TO PENN MAR COMMUNITY BANK'S LENDING LIMIT; RISKS OF A

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

               (2) The offering commenced on February 7, 2001.

               (3) On July 27, 2001, the Board of Directors of Penn Mar Bancshares, Inc. passed a resolution to abandon efforts to raise capital and terminate the offering. The offering was scheduled to expire on July 30, 2001. As of July 27, 2001, Penn Mar Bancshares, Inc. needed to raise over $4,000,000 to meet the minimum offering of $5,000,000. The Board of Directors determined that the minimum capital could not be raised by July 30, 2001 and terminated the offering to avoid further expenses. On August 2, 2001, Penn Mar Bancshares, Inc. filed Post-Effective Amendment No. 1 to its Registration Statement on Form SB-2 deregistering all 1,000,000 shares of common stock, $0.01 par value per share, originally registered in the offering.

               (4) Not applicable, the offering terminated before any securities were sold.

Item 3     Defaults Upon Senior Securities

           Not applicable

Item 4     Submission of Matters to a Vote of Security Holders

           On August 31, 2001, the stockholders of Penn Mar Bancshares, Inc. held a special meeting for the purpose of considering the removal of two directors, Kevin P. Huffman and Daniel E. Dutterer. At the meeting, a motion was made to remove both Mr. Huffman and Mr. Dutterer as directors of Penn Mar Bancshares, Inc. The stockholders cast their votes as follows:

84,846 shares for the motion, 5,000 shares against and 1,500 abstained. With 92.9% of the outstanding shares of Penn Mar Bancshares, Inc. voting for the motion, the motion passed to remove Mr. Huffman and Mr. Dutterer as directors of Penn Mar Bancshares, Inc.

          On September 26, 2001, the stockholders of Penn Mar Bancshares, Inc. held a special meeting for the purpose of considering the transfer of all or substantially all of the assets of Penn Mar Bancshares, Inc. to SGJ, Inc. In consideration for the asset transfer, SGJ, Inc. agreed to assume certain liabilities of Penn Mar Bancshares, Inc. At the meeting, a motion was made to approve the transfer of assets of Penn Mar Bancshares, Inc. to SGJ, Inc., pursuant to an Asset Purchase and Liability Assumption Agreement, and approve the filing of the Articles of Transfer with the Maryland State Department of Assessments and Taxation. The stockholders cast their votes as follows: 74,846 shares for the motion, 6,500 shares against the motion and 10,000 shares abstained. With 81.9% of the outstanding shares of Penn Mar Bancshares, Inc. voting for the motion, the motion passed.

Item 5       Other Information

          Subsequent Events

          On December 21, 2001, Penn Mar Bancshares, Inc. received information indicating that Diebold Incorporated had filed suit against it in the United States District Court for the District of Ohio. The lawsuit claims that Penn Mar Bancshares, Inc. breached its contract with Diebold Incorporated and has failed to pay $97,608.96. Additionally, Diebold Incorporated has requested interest and attorney's fees. At the time of this report, the Board of Directors of Penn Mar Bancshares, Inc. is in the process of deciding how to defend this lawsuit.

Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                          Exhibit 10 Asset Purchase and Liability Assumption Agreement

                  (b)  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENN MAR BANCSHARES, INC.

Date:   December 27, 2001                 By: /s/ J. Geoffrey Sturgill, Jr.
                                          --------------------------------------
                                          J. Geoffrey Sturgill, Jr., President
                                          (Principal Executive Officer)

Date:   December 27, 2001                 By: /s/ Ronald Krablin, M.D.
                                          --------------------------------------
                                          Ronald Krablin, M.D., Treasurer
                                          (Principal Accounting and Financial
                                          Officer)